Form 10-Q
period 1994-01-29
RYKOFF SEXTON INC
filed 1994-03-15
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 1994

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 1-8105

                              RYKOFF-SEXTON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                      95-2134693
     (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

           761 TERMINAL STREET
         LOS ANGELES, CALIFORNIA                                 90021
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (213) 622-4131
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  ( X )    NO  (    )

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                             OUTSTANDING AT
CLASS OF COMMON STOCK                         MARCH 4, 1994
- ---------------------                         -------------
    $.10 PAR VALUE                          11,628,085 SHARES

                              RYKOFF-SEXTON, INC.

                                     INDEX
                                     -----

                                                                                                       Page
                                                                                                        No.
                                                                                                        ---
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     January 29, 1994 and May 1, 1993                                                    2

                  Condensed Consolidated Statements of Income
                     Three Months and Nine Months ended
                        January 29, 1994 and January 30, 1993                                            3

                  Condensed Consolidated Statements of Cash Flows
                     Nine Months ended January 29, 1994 and
                        January 30, 1993                                                                 4

                  Notes to Condensed Consolidated Financial
                     Statements                                                                         5-6

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                      7-9

Part II. Other Information                                                                              10

Signatures                                                                                              11

                                   RYKOFF-SEXTON, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Amounts in Thousands)

                                                                 January 29,             May 1,
                                                                    1994                  1993
                                                                 -----------            --------
                                           ASSETS
Current assets
     Cash                                                         $  2,779              $  7,605
     Accounts receivable, net                                      148,598               135,449
     Inventories                                                   131,907               122,650
     Prepaid expenses                                               15,200                15,724
                                                                  --------              --------

             Total current assets                                  298,484               281,428

Property, plant and equipment, net                                 171,292               158,342
Other assets, net                                                   23,758                21,624
                                                                  --------              --------

             Total assets                                         $493,534              $461,394
                                                                  ========              ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                     $117,559              $121,259
     Current portion of long-term debt                               --                    9,664
                                                                  --------              --------

             Total current liabilities                             117,559               130,923
                                                                  --------              --------

Long-term debt, less current portion                               189,329               144,669
                                                                  --------              --------

Deferred income taxes                                                5,490                 4,848
                                                                  --------              --------

Other long-term liabilities                                         10,050                14,250
                                                                  --------              --------

Shareholders' equity

     Common stock, at stated value                                   1,193                 1,189
     Additional paid-in capital                                     91,890                91,327
     Retained earnings                                              82,644                78,808
                                                                  --------              --------

                                                                   175,727               171,324

     Less: treasury stock, at cost                                   4,621                 4,620
                                                                  --------              --------

             Total shareholders' equity                            171,106               166,704
                                                                  --------              --------

             Total liabilities and shareholders'
               equity                                             $493,534              $461,394
                                                                  ========              ========


          See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in Thousands Except Per Share Amounts)

                                                               Three Months                     Nine Months
                                                                  Ended                             Ended
                                                       ---------------------------      ---------------------------
                                                         Jan. 29         Jan. 30           Jan. 29        Jan. 30
                                                          1994            1993              1994           1993
                                                       -----------     ----------        ----------      ----------
Net sales ..........................................     $372,747        $360,043        $1,129,930      $1,124,657
Cost of sales ......................................      288,613         277,490           867,794         863,824
                                                       ----------      ----------        ----------      ----------
Gross Profit .......................................       84,134          82,553           262,136         260,833
Warehouse, selling, general
  and administrative expenses.......................       80,013          83,994           243,428         251,282
Restructuring costs ................................         --            31,000              --            31,000
                                                       ----------      ----------        ----------      ----------
Income (loss) from operations ......................        4,121         (32,441)           18,708         (21,449)
Interest expense ...................................        3,511           3,424             9,760          10,370
                                                       ----------      ----------        ----------      ----------
Income (loss) before provision (benefit)
   for income taxes, extraordinary
   item and change in accounting ...................          610         (35,865)            8,948         (31,819)
Provision (benefit) for income taxes ...............          249         (13,416)            3,668         (11,798)
                                                       ----------      ----------        ----------      ----------
Income (loss) before extraordinary
   item and change in accounting ...................          361         (22,449)            5,280         (20,021)
Extraordinary item, net of tax benefit .............         --              --              (1,444)           --
Cumulative effect of change in
   accounting for income taxes .....................         --              --                --               732
                                                       ----------      ----------        ----------      ----------
Net income (loss) ..................................     $    361        $(22,449)       $    3,836      $  (19,289)
                                                       ==========      ==========        ==========      ==========
Weighted average number of shares outstanding ......   11,750,611      11,622,072        11,743,190      11,619,629
                                                       ==========      ==========        ==========      ==========
Earnings per share:
   Income (loss) before extraordinary item
      and change in accounting.....................      $   0.03        $  (1.93)        $    0.45      $    (1.72)
   Extraordinary item .............................          --              --               (0.12)             --
   Change in accounting for income taxes ..........          --              --                --              0.06
                                                       ----------      ----------        ----------      ----------
   Net income .....................................      $   0.03        $  (1.93)        $    0.33      $    (1.66)
                                                       ==========      ==========        ==========      ==========
Cash dividends per share ..........................      $   --          $  0.075         $    --        $    0.325
                                                       ==========      ==========        ==========      ==========

         See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)



                                                                     Nine Months ended
                                                                ---------------------------
                                                                January 29,    January 30,
                                                                   1994           1993
                                                                -----------    -----------
Cash flows from operating activities--
  Net income (loss)                                             $   3,836      $(19,289)
  Adjustments to reconcile net income to
      net cash provided by operating activities--
    Depreciation and amortization                                  17,898        17,447
    Other non-cash restructuring expenses                              --        19,750
    Decrease in deferred income taxes                                  --        (8,238)
    Extraordinary item                                              1,444            --
    Cumulative effect of change in accounting
      for income taxes                                                 --          (732)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                  (13,149)        8,448
      (Increase) decrease in inventories                           (9,257)        1,730
      (Increase) decrease in prepaid expenses                       2,169        (5,069)
      (Decrease) in accounts payable and accrued liabilities       (8,180)       (5,665)
                                                                ---------      --------
    Net cash provided (used) by operating activities               (5,239)        8,382
                                                                ---------      --------
Cash flows used in investing activities --
  Capital expenditures                                            (28,714)      (23,187)
                                                                ---------      --------
Cash flows from financing activities --
  Issuance of 8.875% senior subordinated notes                    130,000            --
  Payments of long-term debt                                     (137,719)       (9,612)
  Increase under credit line                                       43,000        36,000
  Short-term debt borrowings                                           --        23,000
  Repayment of short-term borrowings                                   --       (43,000)
  Dividends paid                                                       --        (3,771)
  Payment of finance costs                                         (6,720)           --
  Issuance of common stock                                            566             4
                                                                ---------      --------
  Net cash provided by financing activities                        29,127         2,621
                                                                ---------      --------
Net (decrease) in cash and cash equivalents                        (4,826)      (12,184)
Cash at beginning of period                                         7,605        14,697
                                                                ---------      --------
Cash at end of period                                           $   2,779      $  2,513
                                                                =========      ========
Supplemental disclosures of cash flow information--
  Cash paid during the period for
   Interest                                                     $   8,659      $  7,598
   Income taxes                                                     1,585         1,772
                                                                =========      ========



    See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2. The foregoing financial information, not examined by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary to present fairly the information purported to be shown and is not necessarily indicative of the results of the operations for the entire year ending April 30, 1994.

3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):

                                    January 29,                May 1,
                                       1994                     1993
                                    -----------               --------
           Finished Goods            $119,802                 $110,618
           Raw Materials               12,105                   12,032
                                     --------                 --------
                                     $131,907                 $122,650
                                     ========                 ========


5. In November 1993, the Company issued $130 million principal amount of 8-7/8% Senior Subordinated Notes (the "8-7/8% Notes") due November 1, 2003 with interest payable semiannually commencing May 1, 1994. The 8-7/8% Notes were sold at a discount for an aggregate price of $128.9 million. Provisions of the 8-7/8% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8-7/8% Notes are redeemable at the option of the Company, in whole or in part, at 104.44% of their principal amount beginning November 1998, and thereafter at prices declining annually to 100% on and after November 2001. In addition, upon the occurrence of an event that constitutes a Change of Control (as defined in the indenture for such notes), each holder of the 8-7/8% Notes may require the Company to repurchase all or a portion of such holder's 8-7/8% Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase. The 8-7/8% Notes are not subject to any sinking fund requirements.

         Concurrently with the sale of the 8-7/8% Notes, the Company obtained a $100 million credit line expiring on August 31, 1996 and a $15 million letter of credit facility expiring on August 31, 1994 from its bank (the "New Credit Facility"). Under the New Credit Facility, the credit line is unsecured and bears interest based on the bank's reference rate, the interbank offshore rate, certificate of deposit rate or fixed rate at the option of the Company. The provisions of the New Credit Facility include, without limitation, restrictions on secured indebtedness, asset sales, acquisitions or mergers and dividends. Under the New Credit Facility, the Company is also required to meet certain financial tests which include, without limitation, those relating to the maintenance of a minimum net worth, minimum net tangible assets, a minimum fixed charge coverage ratio, a minimum tangible assets to funded debt ratio and a minimum current ratio (each as defined in the New Credit Facility). In addition to customary provisions relating to events of default, the New Credit Facility provides that an event of default will occur upon a Change of Control (as defined in the indenture for the 8-7/8% Notes).

         The proceeds from the issuance of the 8-7/8% Notes, together with borrowings under the New Credit Facility, were used to retire $128.1 million principal amount of 8.60% Senior Notes and outstanding senior indebtedness under the prior bank credit facility. The early retirement of the 8.60% Senior Notes and the outstanding senior indebtedness under the prior bank credit facility resulted in an extraordinary item of $1.4 million, net of tax benefit of $1.0 million, associated with the write-off of deferred finance costs.

                              RYKOFF-SEXTON, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying condensed consolidated statements of income.

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:


                                                          Comparison of
                                     ------------------------------------------------------
                                        Three Months                      Nine Months
                                            Ended                             Ended
                                       January 29, 1994                  January 29, 1994
                                     and January 30, 1993              and January 30, 1993
                                     ------------------------------------------------------
                                                      Increases(Decreases)
                                                     (Amounts in Thousands)
Net sales                             $12,704        3.53%             $5,273         0.47%

Cost of sales                          11,123        4.01               3,970         0.46

Gross profit                            1,581        1.92               1,303         0.50

Warehouse, selling, general
   and administrative expenses         (3,980)      (4.74)             (7,854)       (3.13)

Interest expense                           86        2.51                (610)       (5.88)

Restructuring costs                   (31,000)    (100.00)            (31,000)     (100.00)

Income(loss) before provision
   (benefit) for income taxes,
   extraordinary item and
   change in accounting                36,475      101.70              40,767       128.12

Provision(benefit) for
   income taxes                        13,665      101.86              15,466       131.10

Income(loss) before extra-
   ordinary item and change
   in accounting                       22,810      101.61              25,301       126.37

Extraordinary item, net of
   tax benefit                            ---      ---                 (1,444)       ---

Cumulative effect of change
   in accounting for income taxes         ---      ---                   (732)     (100.00)

Net income(loss)                       22,810      101.61              23,125       119.89

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         For the quarter ended January 29, 1994, sales increased $12.7 million or 3.5% over the corresponding quarter in fiscal 1993. For the nine month period, sales increased $5.3 million or 0.5% to $1.130 billion from $1.125 billion in the prior year period. The higher sales volumes for these periods reflect increases associated with the implementation of new sales and marketing programs in fiscal 1994. These increases were partially offset by the closure of several inefficient operations and other actions taken in connection with the restructuring program. In addition, the severe winter weather in the Midwest and East and the Los Angeles earthquake had an impact of approximately $3.0 million in lost sales during the quarter ended January 29, 1994.

         Cost of sales for the three month period ended January 29, 1994 increased $11.1 million or 4.0% to $288.6 million and, on a year to date basis, increased $4.0 million or 0.5% to $867.8 million. This resulted in a comparable gross profit margin of 22.6% for the current year quarter compared to 22.9% last year. On a year to date basis, the gross profit margins were the same at 23.2%. Warehouse, selling, general and administrative expenses decreased $4.0 million or 4.7% for the three month period and $7.9 million or 3.1% for the nine month period. These decreases resulted primarily from the progress made under the Company's restructuring program.

         Interest expense for the three month period ended January 29, 1994 was comparable to the prior year period expense and for the nine month period, interest expense decreased by $0.6 million due primarily to reduced borrowing rates. A one-time restructuring charge of $31 million was recorded in last year's third quarter to provide for a business reorganization. The effective tax rates for the three month and nine month periods ended January 29, 1994 were 41.0% compared to the effective tax rates of 37.4% and 37.1%, respectively, for the three month and nine month periods ended January 30, 1993. The increase is due to the impact of valuation allowances that were established last year in connection with the restructuring charge, as well as the effect of the Revenue Reconciliation Act of 1993.

         Income before extraordinary item and change in accounting for the three month period ended January 29, 1994 improved to $0.4 million from a loss of $22.4 million last year. For the nine months ended January 29, 1994, income before extraordinary item and change in accounting advanced to $5.3 million from a loss of $20.0 million last year. The primary reasons for these improvements were the effect of the restructuring charge set up last year and operating expense reductions that were achieved this year under the restructuring program.

         The extraordinary item of $1.4 million, net of tax benefit, resulted from the write-off of deferred finance costs associated with early retirement of 8.60% senior notes and the outstanding senior indebtedness under the prior bank credit facility as described in Note 5 to the accompanying condensed consolidated financial statements. In fiscal 1993, the Company adopted SFAS 109 "Accounting for Income Taxes" which had a cumulative positive effect of $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended January 29, 1994, cash used for operations was $5.2 million compared with cash provided by operations of $8.4 million for the corresponding period in fiscal 1993. The increase in cash used for operations was primarily due to increases in accounts receivable and
inventories.   Cash used in investing activities for the nine months ended
January 29, 1994 consisted of capital expenditures of $28.7 million compared with $23.2 million for the comparable period in fiscal 1993. This increase is primarily attributable to expenditures for the construction of the new manufacturing plant for Tone Brothers. Cash provided by financing activities was $29.1 million for the nine months ended January 29, 1994 compared with $2.6 million for the comparable period in fiscal 1993. This increase resulted from increased borrowings.

         Working capital at January 29, 1994 was $180.9 million compared with $150.5 million at May 1, 1993. The current ratio was 2.5:1 at January 29, 1994 compared with 2.1:1 at May 1, 1993. As of January 29, 1994, total current assets represented 60.5% of the Company's total assets.

         The Company plans to relocate its Los Angeles distribution branch to a new facility in fiscal 1995. The cost of this new facility is estimated to be approximately $45.0 million. The Company is considering various alternatives for financing this facility, including borrowing under its bank credit facility or entering into an operating lease.

         The Company borrows on a regular basis in order to fund its ongoing operations. In November 1993, the Company issued $130 million principal amount of 8-7/8% Senior Subordinated Notes (the "8-7/8% Notes") and concurrently obtained a $100 million credit line and $15 million letter of credit facility from its bank (the "New Credit Facility"). The proceeds from the issuance of the 8-7/8% Notes, together with borrowings under the New Credit Facility, were used to retire $128.1 million principal amount of 8.60% senior notes and outstanding senior indebtedness under the prior bank credit facility. Refer to
Note 5 to the accompanying condensed consolidated financial statements which more fully describes this refinancing.

         At its meeting of March 8, 1993, the Board of Directors suspended the payment of dividends on the Company's common stock.

                         PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.1 First Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America
                          National Trust and Savings Association,
                          dated as of December 29, 1993.

         (b)     Reports on Form 8-K

                 None filed for the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RYKOFF-SEXTON, INC.


Date:    March 14, 1994                       /s/ MARK VAN STEKELENBURG
                                            ---------------------------------
                                                  Mark Van Stekelenburg
                                                  President and Chief Executive
                                                    Officer

Date:    March 14, 1994                       /s/ RICHARD J. MARTIN
                                            ---------------------------------
                                                  Richard J. Martin
                                                  Senior Vice President and
                                                    Chief Financial Officer

Date:    March 14, 1994                       /s/ VICTOR B. CHAVEZ
                                            ---------------------------------
                                                  Victor B. Chavez
                                                  Vice President and Chief
                                                    Accounting Officer





                                      -11-
- -