Form 10-K
period 1994-04-30
RYKOFF SEXTON INC
filed 1994-07-29
CIK 85973

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - --- EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended April 30, 1994
                                           OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the transition period from _____________ to _______________

    Commission file number 0-8105
                              RYKOFF-SEXTON, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        95-2134693
    (State or other jurisdiction of                             (I.R.S. Employer
    incorporation of organization)                              Identification No.)

    761 Terminal Street, Los Angeles, California                     90021
    (Address of principal executive office)                        (Zip Code)

    Registrant's telephone number, including area code:  (213) 622-4131

    Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                  Name of each exchange on which registered
    -------------------                  -----------------------------------------
          Common Stock                          New York Stock Exchange
          Preferred Stock
            Purchase Rights                     New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.           X
                                                  ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X        No __
        ---
The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price at which such stock was sold on the New York Stock Exchange on July 20, 1994 was $220,806,000.
At July 20, 1994, the registrant had 11,639,693 shares of common stock outstanding.

Parts I and III incorporate information by reference from the registrant's definitive Proxy Statement to be filed in connection with the registrant's 1994 Annual Meeting of Shareholders. Parts I and II incorporate information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended April 30, 1994.

                                     PART I
 ITEM 1.   BUSINESS

 GENERAL

         Established in 1911, Rykoff-Sexton, Inc., (the "Company") is a leading broadline distributor of high quality food and related non-food products for the foodservice industry throughout the United States. The Company distributes its product line of more than 45,000 items to restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, supermarket delicatessens, membership warehouse stores and other establishments where food is prepared or consumed away from home. It also offers design and engineering services for all types of foodservice operations through its contract/design group. The Company's products consist of a broad line of private label and national branded food and foodservice equipment and supplies. The Company's proprietary private label products accounted for approximately 53% of the Company's net sales in fiscal 1994. The Company develops and manufactures many of its private label products, and it also manufactures other products for certain customers under their own brand labels. In fiscal 1994, the Company's sales of its self-manufactured products, including products sold through the Rykoff-Sexton Distribution Division (the "Distribution Division"), accounted for approximately 18% of net sales.

         The Company's principal operations are conducted through the Distribution Division, the Rykoff-Sexton Manufacturing Division (the "Manufacturing Division"), Tone Brothers, Inc. ("Tone Brothers") and San Francisco International Cheese Imports ("San Francisco International Cheese Imports")

         Distribution Division

         The Distribution Division is comprised of 26 distribution branches and eight additional sales offices that are largely located in major metropolitan areas throughout the United States. The Distribution Division also offers design and engineering services for all types of foodservice operations through its ten contract/design offices. In fiscal 1994, sales of the Distribution Division (including products sold through this division by the Manufacturing Division, Tone Brothers and San Francisco International Cheese Imports) generated approximately 94% of the Company's net sales.

         Manufacturing Division

         At its four plants, the Manufacturing Division manufactures products primarily under the Company's proprietary private labels and also manufactures products for other manufacturers, distributors, restaurant chains and other large users under their own brand labels. Approximately 91% of the Manufacturing Division's products are sold through the Distribution Division, and the remainder are sold directly to customers.

         Tone Brothers

         Tone Brothers, a wholly-owned subsidiary, manufactures spices, seasonings and salad dressing mixes and sells most of its products directly to customers such as membership warehouses, food manufacturers, foodservice distributors and specialty retail stores.

         San Francisco International Cheese Imports

         The Company also has a smaller division, San Francisco International Cheese Imports, which distributes domestic and imported cheeses and specialty and gourmet products both through the Distribution Division and directly to customers.


 PRODUCTS

         The Company offers to the foodservice industry a single source of supply for more than 45,000 private label and national branded items that are distributed to approximately 100,000 foodservice establishments. The principal product lines are:

         Food Products

         The Company's food products include canned fruits and vegetables, tomatoes and tomato products, juices, relishes and pickle products, dry package foods, syrups, dressings and salad oils, baking supplies, extracts and colors, spices, condiments, seasonings and sauces, jellies and preserves, coffee, tea and fountain goods, prepared convenience entrees, meats, desserts and puddings, dietary foods, imported and domestic cheeses and specialty and gourmet items. Frozen foods include soups, prepared convenience entrees, bakery products, fruits and vegetables, desserts, frozen meat, chicken and fish and other frozen products customarily distributed to the foodservice industry.

         Janitorial and Paper Products

 The Company's non-food products include janitorial supplies such as detergents and cleaning compounds; plastic products such as refuse container liners, cutlery, straws and sandwich bags; and paper products such as napkins, cups, hats, placemats, coasters and lace doilies.

         Equipment and Supplies

         The Company also distributes smallware restaurant equipment and supply items, including cookware, glassware, dinnerware and other commercial kitchen equipment.

         The Company's products include approximately 3,250 food and 800 non-food items that are manufactured, processed and packaged at its five plants located in Los Angeles, California; Indianapolis, Indiana; Des Moines, Iowa; Englewood, New Jersey; and Brooklyn, New York. These products are primarily manufactured under the Company's private labels. The Company also manufactures products for certain customers such as other manufacturers, distributors, restaurant chains and other large users under their own brand labels.

         The Manufacturing Division's food products include mayonnaise and salad dressings, oils, margarine and shortenings, gelatins and dessert powders, vinegars, sauces, pancake and waffle mixes, biscuit and flour mixes, soup bases, jams and jellies, canned and frozen soups, canned and frozen entrees, relishes, coffee and tea. Its non-food products include detergents, cleaning compounds, refuse container liners, cutlery, straws and sandwich bags, paper napkins, placemats, chefs' hats, coasters, paper lace doilies and a line of low temperature dishwashers.

         Products manufactured by Tone Brothers consist mainly of spices, seasonings and salad dressing mixes and are primarily supplied to customers such as membership warehouses, food manufacturers, foodservice distributors and specialty retail stores. These products are also sold through the Distribution Division.

         The following table sets forth the approximate sales of the products manufactured by the Manufacturing Division and Tone Brothers:

                                                                FISCAL YEAR ENDED
                                       -----------------------------------------------------------------
                                        Apr 28,       Apr 27,       May  2,       May 1,        Apr 30,
                                         1990          1991          1992          1993          1994
                                       --------      --------      --------      --------      ---------
                                                           (Dollars in Thousands)
 Sales of Manufactured Products

     Amount                            $223,000      $255,800      $273,400      $269,600      $274,000
     Percentage of Net Sales              15.8%         17.5%         18.0%         18.1%         18.0%


         In addition to its extensive product line, the Company's contract/design group has ten offices that provide design and engineering services and equipment installations for restaurants and other foodservice establishments.

 MARKETING AND DISTRIBUTION

         The Company markets its products and contract/design services to customers in the foodservice industry, including restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, airlines, clubs, supermarket delicatessens, membership warehouse stores and other establishments where food is prepared or consumed away from home.

         The following table sets forth the approximate customer base of the Company for the fiscal year ended April 30, 1994:

                                                                         Approximate
                                                                         Percentage
                          Type of Customer                              of Net Sales
                          ----------------                              ------------
 Restaurants (including in-plant commercial and industrial food
     centers, cafeterias and coffee shops, etc.)......................      53.4%
 Hospitals, nursing homes, sanitariums and other health
     care facilities..................................................      12.5%
 Schools and colleges (including fraternities and sororities).........       7.3%
 Hotels and motels....................................................       7.0%
 Distributors.........................................................       6.5%
 Retail...............................................................       4.1%
 Other................................................................       9.2%
                                                                           ------
                                                                           100.0%
                                                                           ======


         No customer of the Company accounted for as much as two percent of the Company's sales for the fiscal year ended April 30, 1994. No product distributed by the Company accounts for a material part of the Company's sales volume. The Company does not experience material seasonal variations in its sales volume.

         The Company believes that product quality, close contact with customers, prompt and accurate delivery of orders, and the ability to provide related services are of primary importance in the distribution of products to the foodservice industry. Sales offices are maintained at each of the Company's 26 distribution branches and eight additional locations as listed in the table below. The Company's sales force of approximately 1,500 employees includes approximately 1,200 foodservice specialists from the Distribution Division who are organized by region and who are each assigned to a distribution branch. The sales force also includes account executives who handle multiunit accounts such as restaurant chains and other large users. In addition to soliciting orders, sales personnel are trained to advise customers on menu selection, methods of preparing and serving food, merchandising techniques, unit cost controls and other operating procedures.

         Products are distributed to customers nationwide through the Company's 26 distribution branches listed in the table below, as well as through independent distributors. With the exception of an equipment and supply branch, each branch stocks a broad line of between 3,400 and 21,000 items for sale in its marketing area. Customer orders are usually processed and shipped within 24 hours of receipt and are delivered directly to the customer. The Company uses its warehouse facilities in Los Angeles, Indianapolis and Dorsey, Maryland to store and consolidate product orders from vendors for subsequent shipment to the distribution branches.

         The following table sets forth the Distribution
Division's branches, sales offices and contract/design offices:


                     Distribution                    Additional                         Contract/Design
                       Branches                     Sales Offices*                          Offices
                       --------                     -------------                           --------
             Phoenix, Arizona                   Cotati, California                 Los Angeles, California***
             Fresno, California***              San Bernardino, California         Sacramento, California
             Los Angeles, California***         San Diego, California              San Francisco, California
             Sacramento, California**           Hyannis, Massachusetts***          Chicago, Illinois***
             San Francisco, California          Missoula, Montana***               Boston, Massachusetts
             Washington, D.C.                   Las Vegas, Nevada                  Minneapolis/St.  Paul, Minnesota
             Orlando, Florida                   Medford, Oregon***                 Cincinnati, Ohio
             Atlanta, Georgia***                Seattle, Washington                Portland, Oregon
             Honolulu, Hawaii                                                      Seattle, Washington
             Chicago, Illinois***                                                  Spokane, Washington***
             New Orleans, Louisiana***
             Boston, Massachusetts
             Detroit, Michigan***
             Minneapolis/St. Paul, Minnesota
             St. Louis, Missouri***
             Reno, Nevada***
             Englewood, New Jersey***
             Albuquerque, New Mexico***
             Greensboro, North Carolina
             Cincinnati, Ohio
             Philadelphia, Pennsylvania
             Pittsburgh, Pennsylvania
             Portland, Oregon
             Dallas, Texas***
             Spokane, Washington***



* These sales offices are in addition to sales offices maintained at each of the Company's distribution branches.

** A general distribution branch and an equipment and supply branch are located in this city.

*** Indicates facility owned by the Company; all other facilities are leased.


        International sales presently account for less than two percent of the Company's total sales. However, the Company believes that the potential for growth in sales to foreign markets is significant, and it explores selected opportunities to further develop this segment of its business. The Company currently exports products to Canada, the Caribbean, Mexico, Europe, Japan and Australia. In fiscal 1992, Tone Brothers formed a joint venture with an Indian company for the preparation and exportation of black pepper and other spices from India. The Company also formed a joint venture in fiscal 1992 with a Mexican trading and manufacturing firm to establish a distribution company in Monterey, Mexico that services northeastern Mexico.

 SOURCES OF SUPPLY

           The Company purchases from approximately 7,900 suppliers. No supplier represented more than two percent of the Company's purchases in fiscal 1994. These suppliers, which include both large multi-line and smaller specialty processors and packagers, are selected primarily on the basis of their ability to meet the Company's quality standards. The Company has no significant long-term purchasing obligations and believes that it has adequate alternative sources of supply for almost all of the purchased items and raw materials used in its manufacturing operations.

 QUALITY CONTROL AND REGULATION

         The Company maintains quality control laboratories in its Los Angeles, Indianapolis, Englewood and Des Moines facilities. These laboratories are staffed by chemists and food technologists who are trained to control product quality for both self-manufactured and purchased private label products and to provide research and development support for the Company's manufactured products. Quality control procedures include the sampling and testing of raw materials, purchased private label products and Company manufactured items for quality, taste and appearance and the microbiological testing of Company manufactured food items.

 EMPLOYEES

         As of April 30, 1994, the Company employed a total of approximately 5,330 people, of whom approximately 2,170 were covered by collective bargaining agreements. These agreements expire at various times over the next several years. The Company believes its labor relations are good.

 COMPETITION

         The Company operates on a nationwide basis and encounters significant competition from a number of sources in each of its marketing areas. The Company competes with two other large national distribution companies, Sysco Corporation and Kraft Foodservice Group (owned by Philip Morris Companies), both of which have substantially greater financial and other resources than the Company. The Company also competes with numerous regional and local distributors that offer broad lines of products. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors, principally through acquisitions. There can be no assurances that the Company will not encounter increased competition in the future, which could adversely affect the Company's business.

         The Company believes that although price is a consideration, competition in the foodservice industry is generally on the basis of product quality, customer relations and service. As one of the leading national broadline distributors to the foodservice industry, the Company believes that it carries a wider selection of food products of superior quality and value and a greater variety of package sizes than most of its competitors. The Company attributes its ability to compete effectively in its markets to this wider food product selection and its broad line of related non-food products, which are offered through a dedicated, highly skilled and customer-oriented sales force. Further, the Company differentiates itself in part from its competitors by (i) providing many specialty products that have been developed specifically for the foodservice industry or for particular foodservice customers, (ii) maintaining an extensive selection of imported and specialty products, equipment and supplies and (iii) offering its design and engineering services for all types of foodservice operations.

 ITEM 2.   PROPERTIES

         The Company's corporate headquarters are located on its owned property in Los Angeles, California. The Los Angeles distribution branch, which services the Southern California and Nevada markets, the Manufacturing Division headquarters, a large manufacturing plant and a warehouse that is used to store and consolidate product orders from vendors are also located on these premises. The property consists of four buildings with approximately 1.4 million square feet of space on 20.2 acres. The Company plans to relocate the Los Angeles distribution branch to a new facility of approximately 420,000 square feet in La Mirada, California. The move is expected to take place toward the end of fiscal 1995.

                          The executive offices of the Distribution Division
                  are located in Lisle, Illinois and occupy approximately 54,500 square feet pursuant to a lease which expires in November 2001.

                          Tone Brothers leases a facility of approximately
                  195,000 square feet in Des Moines, Iowa for its office, warehouse and manufacturing operations. The lease on this property expires in April 2000. In January, 1994, the Company completed the construction of an additional 335,000 square foot modern manufacturing facility in Des Moines.

                          In addition to the manufacturing plant located on the
                  Los Angeles property, the Company owns and operates manufacturing plants totaling 234,000 square feet in Indianapolis, Indiana and Englewood, New Jersey. The Company also leases approximately 32,000 square feet in Brooklyn, New York for office, warehouse and manufacturing facilities. The lease on this property expires in August 1995.

                          Equipment and machinery owned by the Company and used
                  in its operations consist principally of electronic data processing equipment, food and non-food processing and packaging equipment and chemical compounding, blending and product handling equipment. The Company owns a fleet of approximately 1,200 vehicles consisting of tractors, trailers, vans and bobtails, which are used for long hauls and local deliveries. In addition, the Company leases approximately 330 delivery vehicles under terms which expire at various dates through 2000.

                          During fiscal 1994, the Company nearly doubled the
                  space and added a new freezer and cooler to its Orlando distribution branch and relocated its San Francisco International Cheese Imports operation to a new, larger facility. At present, the Company is completing an expansion of its Greensboro, North Carolina branch, is doubling the capacity of its Detroit branch and is in the process of planning to upgrade facilities at several other locations as well.
                          The Company considers that its office, warehouse and
                  manufacturing facilities are adequate to support present and immediately forseeable future operations. However, the Company continues to locate and occupy new facilities because of its expanding business.

                  ITEM 3.   LEGAL PROCEEDINGS

                          The Company is not a party to any material legal
                  proceedings, other than ordinary routine litigation incidental to the business of the Company.


               (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

 CORPORATE EXECUTIVE OFFICERS

         The following are the corporate executive officers of the Company:

 Officer's
 Name                              Position                                               Age      Since
 ----                              --------                                               ---      -----
 Mark Van Stekelenburg             President, Chief Executive
                                   Officer and Director                                   43       1991


 Victor B. Chavez                  Vice President and Chief
                                   Accounting Officer                                     49       1980


 F. Christopher Cruger             President, Tone Brothers, Inc.                         59       1993


 Harold E. Feather                 Executive Vice President,
                                   Corporate Planning                                     55       1992


 Alan V. Giuliani                  President, Rykoff-Sexton
                                   Manufacturing Division                                 48       1990


 Robert J. Harter, Jr.             Senior Vice President, Human
                                   Resources and General Counsel                          49       1989


 James A. Iacobazzi                Vice President, Real Estate
                                   and Property Management                                45       1992


 Richard J. Martin                 Senior Vice President and
                                   Chief Financial Officer                                48       1988


 Andre M. Mills                    Vice President, Labor Relations                        47       1992


 Neil I. Sell                      Secretary and Director                                 53       1985


 Donald E. Willis, Jr.             Senior Vice President and Chief
                                   Information Officer                                    42       1994


                          All of the executive officers serve in their
                  capacities by approval of the Board of Directors. Each executive officer has, as his principal occupation, been employed by the Company in the capacities set forth or in similar capacities for more than the last five years, except as follows: Mr. Neil I. Sell's principal occupation has been as a partner in the law firm of Maslon Edelman Borman & Brand; Mr. Mark Van Stekelenburg was elected Executive Vice President in 1991 and President and Chief Executive Officer in 1992; Mr. Richard J. Martin was elected Vice President in 1988 and Senior Vice President and Chief Financial Officer in 1993; Mr. Robert J. Harter, Jr. was elected Vice President and General Counsel in 1989 and Senior Vice President, Human Resources and General Counsel in 1993; Mr. Alan V. Giuliani was elected Vice President in 1990 and President, Rykoff-Sexton Manufacturing Division in 1992; Messrs. James
                  A. Iacobazzi and Andre M. Mills were elected Vice Presidents in 1992; Mr. F. Christopher Cruger was elected an executive officer in 1993; Mr. Harold E. Feather was elected President, Rykoff-Sexton Distribution Division in 1992 and Executive President, Corporate Planning in 1994; and Mr. Donald E. Willis, Jr. was elected Senior Vice President and Chief Information Officer in 1994.

                          Mr. Van Stekelenburg joined the Company in March 1991
                  and was previously, since 1986, President and Chief Executive Officer of G.V.A. and Kok-Ede, the foodservice division of Royal Ahold, N.V., the largest food retailer in the Netherlands which also has substantial holdings in food retailing in the United States. Mr. Martin joined the Company in August 1988 and was previously a partner with the accounting firm of Arthur Andersen & Co.; he had been associated with that firm for twenty-one years. Mr. Harter joined the Company in October 1989 and was previously Senior Vice President, General Counsel and Secretary for Tiger International, Inc. He had been an officer of Tiger International, Inc. for eleven years. Mr. Giuliani joined the Company in August 1990. Previously, Mr. Giuliani was employed by Mars, Inc., a food manufacturer, where he held various senior management positions including Vice President-Research and Development/Engineering for the Dove International Division, and Vice President-New Business Development and Vice President-Plant Manager for the M&M/Mars Division. Mr. Iacobazzi joined the Company in 1987 and has served as director of property management until his election as Vice President in 1992. Mr. Mills joined the Company in 1984 and has served as director of labor relations until his election as Vice President in 1992. Mr. F. Christopher Cruger joined the Company in 1989 when the Company acquired Tone Brothers. He had previously held the position of President and Chief Executive Officer of Tone Brothers since 1985. Mr. Harold E. Feather joined the Company in 1983 when the Company acquired John Sexton & Co. He has held various positions within the Company and was elected Executive Vice President, Corporate Planning in 1994; his most recent previous position was President, Rykoff-Sexton Distribution Division, which he held since 1992. Mr. Donald E. Willis, Jr. joined the Company in 1994, and previously served in several management information systems positions with other companies, the most recent of which was at HomeBase, a California-based specialty retailer.

                                    PART II

                  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          Reference is made to the information with respect to
                  the principal markets on which the Company's common stock is being traded, prices for each quarterly period and dividend record for the last three years are set forth on page 2 of the Company's 1994 Annual Report to shareholders, and by such reference, such information is incorporated herein.

                          The Company estimates that there are approximately
                  4,300 shareholders including those through nominees, as of June 1994.

                  ITEM 6.   SELECTED FINANCIAL DATA

                          Reference is made to the financial data with respect
                  to the Company set forth on pages 6 and 7 of the Company's 1994 Annual Report to shareholders and by such reference, such financial data is incorporated herein.

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis set forth on pages 8 and 9 of the Company's 1994 Annual Report to shareholders, and by such reference, such information is incorporated herein.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the consolidated financial statements set forth on pages 10 through 21 of the Company's 1994 Annual Report to shareholders, and by such reference, such information is incorporated herein.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Reference is made to the definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual meeting of shareholders to be held September 9, 1994 and will be filed with the Commission within 120 days after the close of its fiscal year ended April 30, 1994, and by such reference said proxy statement is incorporated herein in response to the information called for by Part III (Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation;
 Item 12.  Security Ownership of Certain Beneficial Owners and Management; and
 Item 13.  Certain Relationships and Related Transactions).





               (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

                                    PART IV
      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

      (a)    (1)      The financial statements listed below are
                      filed as part of this Annual Report on Form 10-K:

                                                                                         Page Reference
                                                                                         --------------
                                                                                         Form    Annual
                                                                                         10-K    Report
                                                                                         ----    ------
                      Data is incorporated by reference from
                      the attached Annual Report to shareholders
                      of Rykoff-Sexton, Inc. for the fiscal year
                      ended April 30, 1994.  With the exception
                      of the information specifically incorporated
                      herein by reference, the 1994 Annual Report
                      to shareholders is not to be deemed "filed" as
                      part of this Annual Report on Form 10-K.

                         Consolidated statements of operations for
                           each of the three years in the period
                           ended April 30, 1994                                                    10

                         Consolidated balance sheets as of April 30,
                           1994 and May 1, 1993                                                    12

                         Consolidated statements of cash flows for
                           each of the three years in the period ended
                           April 30, 1994                                                          11

                         Consolidated statements of shareholders' equity
                           for each of three years in the period ended
                           April 30, 1994                                                          13


                         Notes to consolidated financial statements                             14-20

                         Report of independent public accountants                                  21


                      Attachments incorporated herewith to Form
                        10-K:

                         Report of independent public accountants on
                           supplemental schedules to the consolidated
                           financial statements                                          18

                                                                             Page Reference
                                                                             --------------
                                                                           Form        Annual
                                                                           10-K        Report
                                                                           ----        ------
         (2)      Supplemental Schedules incorporated herewith to
                  Form 10-K.:

                  Schedule II - Amounts receivable from related
                    parties and underwriters, promoters and
                    employees other than related parties for each
                    of the three years in the period ended
                    April 30, 1994                                          19

                  Schedule V - Property, plant and equipment
                    for each of the three years in the period ended
                    April 30, 1994                                          20

                  Schedule VI - Accumulated depreciation,
                    depletion and amortization of property,
                    plant and equipment for each of the three
                    years in the period ended April 30, 1994                21

                  Schedule VIII - Valuation and qualifying
                    accounts for each of the three years in the
                    period ended April 30, 1994                             22

                  Schedule IX - Short-term borrowings for each
                    of the three years in the period ended
                    April 30, 1994                                          23


         (3)      The following exhibits, as required by Item 601 of Regulation S-K, are filed as part of this report:

             3.1       Restated Certificate of Incorporation of Rykoff-Sexton, Inc. (Incorporated
                       by reference from the Company's report on Form 10-K for the year ended May
                       1, 1993, as amended)

             3.2       Rykoff-Sexton, Inc. By-Laws (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             4.1       Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and
                       Norwest Bank Minnesota, N.A., as trustee (Incorporated by reference from the
                       Company's report Form 10-Q for the quarter ended October 30, 1993)

             4.2       Rights Agreement, dated December 8, 1986 between Rykoff-Sexton, Inc. and
                       Bank of America National Trust and Savings Association (Incorporated by
                       reference from the Company's report on Form 10-Q for the quarter ended May
                       1, 1993, as amended)

                              4.2.1     Amendment, dated as of October 5, 1989 to Rights Agreement, dated December
                                        8, 1986, between Rykoff-Sexton, Inc. and Bank of America National Trust and
                                        Savings Association, as Rights Agent (Incorporated by reference from the
                                        Company's report on Form 10-Q for the quarter ended October 30, 1993)

                              10.1      Credit Agreement dated October 25, 1993 between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30,
                                        1993)

                              10.1.1    First Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of
                                        America National Trust and Savings Association dated as of December 29,
                                        1993 (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended January 29, 1994)

                              10.1.2    Second through Fourth Amendments to Credit Agreement between Rykoff-Sexton,
                                        Inc. and Bank of America National Trust and Savings Association dated as of
                                        March 18, 1994; April 15, 1994; and April 30, 1994.

                              10.2      Final Amendment to Employment Contract and Settlement Agreement dated March
                                        8, 1993 between Roger W. Coleman and Rykoff-Sexton, Inc. (Incorporated by
                                        reference from the Company's report on Form 10-K for the year ended May 1,
                                        1993, as amended)*

                              10.3      1980 Stock Option Plan (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

                              10.4      1988 Stock Option and Compensation Plan, as amended on September 13, 1991
                                        (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

                              10.4.1    Form of Restricted Stock Agreement (Incorporated by reference from the
                                        Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

                              10.4.2    Form of Non-Qualified Stock Option Agreement (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

                              10.4.3    Form of Converging Non-Qualified Stock Option Agreement (Incorporated by
                                        reference from the Company's report on Form 10-K for the year ended May 1,
                                        1993, as amended)*

                              10.5      1989 Director Stock Option Plan (Incorporated by reference from the
                                        Company's Report on Form 10-K for the year ended April 28, 1990)

                              10.6      Demand Promissory Note dated May 14, 1991 by P.J. Marcus Van Stekelenburg and Mirjam F.C. Van Stekelenburg (Incorporated by reference from the
                                        Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

                              10.7      Form of Change in Control Agreements (Incorporated by reference from the
                                        Company's Report on 10-K for the year ended April 28, 1990)*

             10.7.1    Change in Control Agreement for Mark Van Stekelenburg (Incorporated by
                       reference from the Company's report on Form 10-K for the year ended May 1,
                       1993, as amended)*

             10.7.2    Change in Control Agreement for Harold Feather (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

             10.7.3    Amended and Restated Change in Control Agreement, dated October 12, 1993 between Rykoff-Sexton, Inc. and Mark Van Stekelenburg (Incorporated by
                       reference from the Company's report on Form 10-Q for the quarter ended
                       October 30, 1993)*

             10.8      Form of Indemnity Agreement (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.9      Form of Fiduciary Indemnity Agreement (Incorporated by reference from the
                       Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.10     Agreement between S.E. Rykoff and Co. and Food Drug and Beverage
                       Warehousemen and Clerical Employees Union, Local No. 630, International
                       Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America,
                       Independent dated as of April 30, 1992 (Incorporated by reference from the
                       Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.11     Agreement between Rykoff-Sexton, Inc. and Union Local No. 630, International
                       Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America
                       dated as of October 23, 1992 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.12     Agreement between Rykoff-Sexton, Inc. and Union Locals 848, 14, 87, 381 and
                       542, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and
                       Helpers of America dated as of October 23, 1992 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.13     Agreement between Rykoff-Sexton, Inc. and Union Local No. 78, Teamsters
                       Warehouse, Automotive and Miscellaneous Employees dated as of April 1, 1991
                       (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.14     Agreement between Rykoff-Sexton, Inc. and Union Local No. 85, Brotherhood of
                       Teamsters and Auto Truck Drivers dated as of April 1, 1991 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1,
                       1993, as amended)

             10.15     Rykoff-Sexton, Inc. 1993 director Stock Option (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30,
                       1993)

             10.16     Participation Agreement, entered into among Rykoff-Sexton, Inc., as Lessee
                       ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BA Leasing &
                       Capital Corporation, as Agent ("Agent"), and BA Leasing & Capital
                       Corporation, Manufacturers Bank and Pitney Bowes Credit Corporation, as
                       Lessors (the "Lessors"), dated as of April 29, 1994



                 10.16.1   Lease Intended as Security, among Lessee, Agent and the Lessors, dated as of
                           April 29, 1994

                 10.16.2   Sublease, between Lessee and Sublessee, dated as of April 29, 1994

                 10.17     Employment Agreement between Harold E. Feather and Rykoff-Sexton, Inc. as of
                           June 20, 1994.*

                 10.18     Employment Agreement between Rykoff-Sexton, Inc. and Mark Van Stekelenburg as of July 20, 1994.*

                 10.19     Rykoff-Sexton, Inc. Supplemental Executive Retirement Plan for Mark Van
                           Stekelenburg as of July 20, 1994*

                 13        1994 Annual Report to Shareholders

                 21        Subsidiaries of Rykoff-Sexton, Inc. (Incorporated by reference from the
                           Company's report on Form 10-K for the year ended May 1, 1993, as amended).

                 24        Powers of Attorney of R. Burt Gookin, James I. Maslon, James P. Miscoll,
                           Neil I. Sell, Bernard Sweet and Robert G. Zeller




                * Management contract or compensatory plan

                  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                  (b)  Reports on Form 8-K

                  None filed during the fourth quarter of fiscal year 1994.


               (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rykoff-Sexton, Inc. has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: July 28, 1994            RYKOFF-SEXTON, INC.


                                By  /s/ MARK VAN STEKELENBURG
                                  ----------------------------
                                    Mark Van Stekelenburg,
                                      President and Chief Executive Officer




                                By  /s/ RICHARD J. MARTIN
                                  ----------------------------
                                    Richard J. Martin,
                                      Senior Vice President and
                                      Chief Financial Officer




                                By  /s/ VICTOR B. CHAVEZ
                                  ----------------------------
                                    Victor B. Chavez,
                                      Vice President and
                                      Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant on the date indicated.



        R. Burt Gookin

        James I. Maslon

        James P. Miscoll                  /s/ MARK VAN STEKELENBURG
                                         ------------------------------------
                                         Mark Van Stekelenburg, signing
        Neil I. Sell                       personally as a director and as
                                           attorney in fact for the directors
        Bernard Sweet                      whose names appear opposite.

        Robert G. Zeller                 July 28, 1994



        Powers of attorney authorizing Mark Van Stekelenburg, Richard J. Martin and Victor B. Chavez, and each of them, to sign this Annual Report on Form 10-K on behalf of the above named directors of Rykoff-Sexton, Inc. have been filed as an exhibit to this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Board of Directors and Shareholders of Rykoff-Sexton, Inc.

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rykoff-Sexton, Inc.'s Form 10-K and have issued our report thereon dated June 10, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14. (a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                        ARTHUR ANDERSEN & CO.

 Los Angeles, California
 June 10, 1994.

                              RYKOFF-SEXTON, INC.

            SCHEDULE II - - AMOUNTS RECEIVABLE FROM RELATED PARTIES

          AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED

     PARTIES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1994


                                                         1994                      1993                      1992
                                                         ----                      ----                      ----
                  Note Receivable (A) -

                  Balance, beginning of year           $469,000                  $469,000                  $1,450,000

                           Additions                        ---                       ---                         ---

                           Payments                         ---                       ---                     981,000
                                                       --------                  --------                  ----------
                  Balance, end of year                 $469,000                  $469,000                  $  469,000
                                                       ========                  ========                  ==========


                  Note (A)

                  This promissory note receivable is due from Mark Van Stekelenburg, President and Chief Executive Officer, and is included in accounts receivable on the consolidated balance sheet. The note is secured, non-interest bearing, and payable upon demand.

                              RYKOFF-SEXTON, INC.
                  SCHEDULE V- - PROPERTY, PLANT AND EQUIPMENT
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1994


                                          Balance at
                                           Beginning           Additions                                               Balance at
          Classification                    of Year             at Cost          Retirements          Other            End of Year
          --------------                    -------             -------          -----------          -----            -----------
April 30, 1994:
Land, buildings and improvements          $116,389,000        $18,097,000        $   436,000       $(2,364,000)(A)     $131,686,000
Transportation equipment                    45,178,000          2,331,000          3,705,000            ---              43,804,000
Office, warehouse and manufacturing
   equipment                              $122,851,000        $17,070,000        $20,205,000            ---            $119,716,000
                                          ------------        -----------        -----------       -----------         ------------
           TOTAL                          $284,418,000        $37,498,000        $24,346,000       $(2,364,000)        $295,206,000
                                          ============        ===========        ===========       ===========         ============

May 1, 1993:
Land, buildings and improvements          $110,764,000        $ 9,686,000        $    61,000       $(4,000,000)(B)     $116,389,000
Transportation equipment                    44,305,000          2,937,000          2,064,000            ---              45,178,000
Office, warehouse and manufacturing
   equipment                               108,967,000         15,773,000          1,889,000            ---             122,851,000
                                          ------------        -----------        -----------       -----------         ------------
           TOTAL                          $264,036,000        $28,396,000        $ 4,014,000       $(4,000,000)        $284,418,000
                                          ============        ===========        ===========       ===========         ============

May 2, 1992:
Land, buildings and improvements          $ 54,915,000        $56,957,000        $ 1,108,000           ---             $110,764,000
Transportation equipment                    40,503,000          4,609,000            807,000           ---               44,305,000
Office, warehouse and manufacturing
   equipment                                94,809,000         15,209,000          1,051,000           ---              108,967,000
                                          ------------        -----------        -----------       -----------         ------------
           TOTAL                          $190,227,000        $76,775,000        $ 2,966,000           ---             $264,036,000
                                          ============        ===========        ===========       ===========         ============

        (A) During the fiscal year ended April 30, 1994, the Company made improvements to certain facilities, the cost of which was included as part of the $31 million restructuring charge recorded in the prior year.

        (B) During the fiscal year ended May 1, 1993, the Company recorded a $31 million restructuring charge which included a writedown of certain facilities to net realizable value.

                             RYKOFF - SEXTON, INC.
    SCHEDULE VI - - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1994

                                                             Additions
                                         Balance at          Charged to
                                          Beginning          Costs and                            Balance at
           Classification                  of Year            Expenses         Retirements       End of Year
           --------------                  -------            --------         -----------       -----------
 April 30, 1994:
 Land, buildings and improvements       $ 22,345,000        $ 3,668,000        $  130,000        $ 25,883,000
 Transportation equipment                 33,581,000          3,918,000         3,504,000          33,995,000
 Office, warehouse and
    manufacturing equipment               70,150,000         12,605,000         6,364,000          76,391,000
                                        ------------         ----------        ----------        ------------

                TOTAL                   $126,076,000        $20,191,000        $9,998,000        $136,269,000
                                        ============        ===========        ==========        ============


 May 1, 1993:
 Land, buildings and improvements       $ 18,738,000        $ 3,668,000        $   61,000        $ 22,345,000
 Transportation equipment                 31,455,000          4,091,000         1,965,000          33,581,000
 Office, warehouse and
    manufacturing equipment               59,643,000         12,289,000         1,782,000          70,150,000
                                        ------------        ------------       ----------        ------------

                TOTAL                   $109,836,000        $20,048,000        $3,808,000        $126,076,000
                                        ============        ===========        ==========        ============

 May 2, 1992:
 Land, buildings and improvements        $16,472,000         $3,374,000        $1,108,000          18,738,000
 Transportation equipment                 28,339,000          3,892,000           776,000          31,455,000
 Office, warehouse and
    manufacturing equipment               50,218,000         10,340,000           915,000          59,643,000
                                        ------------        -----------        ----------        ------------

                TOTAL                    $95,029,000        $17,606,000        $2,799,000        $109,836,000
                                         ===========        ===========        ==========        ============

                              RYKOFF- SEXTON, INC.
              SCHEDULE VIII - - VALUATION AND QUALIFYING ACCOUNTS
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1994


                                                           1994                    1993                    1992
                                                        -----------             ----------               ---------
                  Reserve for doubtful accounts:

                  Balance, beginning of year            $4,373,000              $3,691,000              $4,229,000

                  Add (Deduct) -

                      Additions charged to              $2,548,000              $4,209,000              $2,844,000
                        income

                      Accounts written off              (3,177,000)             (3,527,000)             (3,382,000)
                                                        -----------             -----------             -----------

                  Balance, end of year                  $3,744,000              $4,373,000              $3,691,000
                                                        ==========              ==========              ==========

                              RYKOFF-SEXTON, INC.
                     SCHEDULE IX - - SHORT-TERM BORROWINGS
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1994

                                                                     Maximum        Average       Weighted
                      Category of                                     Amount         Amount       Average
                       Aggregate      Balance at     Weighted      Outstanding    Outstanding     Interest
   For the Fiscal      Short-Term       end of        Average       During the     During the    During the
     Year Ended        Borrowings       Period     Interest Rate      Period         Period        Period
     ----------        ----------       ------     -------------      ------         ------        ------
 April 30, 1994            --             --            --              --             --            --
 (A)

 May 1, 1993 (B)       Commercial         --            --         $25,000,000    $15,436,000       3.8%
                         Paper

 May 2, 1992           Commercial     $20,000,00       4.2%        $20,000,000        (C)           (C)
                         Paper



 Note  (A)   No short-term borrowings outstanding.

       (B) The Company ended its short-term commercial paper program in January 1993. The average amount outstanding and the weighted average rates are based upon the actual number of days the commercial paper program was in place.

       (C) The Company started its short-term commercial paper program in April 1992. Thus, the average balance outstanding and weighted average interest rate for the fiscal year were not meaningful.