Form 10-Q
period 1994-07-30
RYKOFF SEXTON INC
filed 1994-09-13
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994

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

                      YES  ( X )                NO  (    )

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                    OUTSTANDING AT
                          CLASS OF COMMON STOCK                     AUGUST 31, 1994
                          ---------------------                    -----------------
                             $.10 PAR VALUE                        11,640,193 SHARES

                              RYKOFF-SEXTON, INC.

                                     INDEX

                                                                                Page
                                                                                 No.
                                                                                ----
Part I.  Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                     July 30, 1994 and April 30, 1994                            2

                  Condensed Consolidated Statements of Income
                     Three Months ended July 30, 1994 and
                     July 31, 1993                                               3

                  Condensed Consolidated Statements of Cash Flows
                     Three Months ended July 30, 1994 and
                     July 31, 1993                                               4

                  Notes to Condensed Consolidated Financial
                     Statements                                                  5

           Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               6-8

Part II.  Other Information

           Item 5.  Other information                                            9

           Item 6.  Exhibits and Reports on Form 8-K                             9

Signatures                                                                      10

                              RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                        July 30,        April 30,
                                                                          1994            1994
                                                                        --------        ---------
                                              ASSETS
Current assets
         Cash                                                           $  2,555         $  9,261
         Accounts receivable, net                                        153,069          146,132
         Inventories                                                     140,252          131,009
         Prepaid expenses                                                 17,696           18,620
                                                                        --------          -------

                 Total current assets                                    313,572          305,022

Property, plant and equipment, net                                       172,647          158,937
Other assets, net                                                         22,429           22,720
                                                                        --------         --------

                 Total assets                                           $508,648         $486,679
                                                                        ========         ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued liabilities                       $130,652         $145,091
                                                                        --------         --------

Long-term debt, less current portion                                     186,171          151,227
                                                                        --------         --------

Deferred income taxes                                                      7,320            7,320
                                                                        --------         --------

Other long-term liabilities                                                9,164            9,734
                                                                        --------         --------

Shareholders' equity
         Common stock, at stated value                                     1,194            1,194
         Additional paid-in capital                                       92,093           92,008
         Retained earnings                                                86,676           84,726
                                                                        --------         --------
                                                                         179,963          177,928

         Less:  treasury stock, at cost                                    4,622            4,621
                                                                        --------         --------
                 Total shareholders' equity                              175,341          173,307
                                                                        --------         --------

                 Total liabilities and shareholders' equity             $508,648         $486,679
                                                                        ========         ========

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in Thousands Except Per Share Amounts)

                                                                        Three Months Ended
                                                                        ------------------
                                                                      July 30          July 31
                                                                        1994             1993
                                                                      -------          -------
Net sales                                                             $399,727         $366,391

Cost of sales                                                          312,063          280,423
                                                                      --------         --------

Gross Profit                                                            87,664           85,968

Warehouse, selling, general
     and administrative expenses                                        80,927           81,005
                                                                      --------         --------

Income from operations                                                   6,737            4,963

Interest expense                                                         3,433            3,036
                                                                      --------         --------

Income before provision for income taxes                                 3,304            1,927

Provision for income taxes                                               1,355              790
                                                                      --------         --------

Net income                                                            $  1,949         $  1,137
                                                                      ========         ========

Weighted average number of shares outstanding                       11,756,715       11,623,464
                                                                    ==========       ==========

Earnings Per Share                                                       $0.17            $0.10
                                                                         =====            =====

Cash dividends per share                                                 $----            $----
                                                                         =====            =====

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                         Three Months Ended
                                                                      ------------------------
                                                                      July 30          July 31
                                                                        1994             1993
                                                                      -------          -------
Cash flows from operating activities--
         Net income                                                   $  1,949          $ 1,137
           Adjustments to reconcile net income to net cash
           provided by operating activities--
           Depreciation and amortization                                 5,077            5,752
           Changes in assets and liabilities:
                 (Increase) in accounts receivable                      (6,937)          (6,838)
                 (Increase) in inventories                              (9,243)          (3,453)
                 Decrease in prepaid expenses                              924              212
                 (Decrease) in accounts
                    payable & accrued liabilities                      (14,909)          (1,035)
                                                                      --------          -------

           Net cash used in operating activities                       (23,139)          (4,225)
                                                                      --------          -------

Cash flows used in investing activities--
         Capital expenditures                                          (18,510)          (9,132)
                                                                      --------            -----

Cash flows from financing activities--
         Increase under credit line                                     35,000            8,000
         Principal payments of long-term debt                              (63)             (83)
         Issuance of common stock                                           85              556
         Other                                                             (79)              --
                                                                      --------          -------
         Net cash provided from financing activities                    34,943            8,473
                                                                      --------          -------

Net (decrease) in cash                                                  (6,706)          (4,884)
Cash at beginning of period                                              9,261            7,605
                                                                      --------          -------
Cash at end of period                                                 $  2,555          $ 2,721
                                                                      ========          =======

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                                   $  6,609          $   241
           Income taxes                                                  1,805              109
                                                                      ========          =======

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

2. The foregoing financial information, not examined by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary to present fairly the information purported to be shown and is not necessarily indicative of the results of the operations for the entire year ending April 29, 1995.

3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):

                                                        July 30,        April 30,
                                                          1994            1994
                                                        --------        ---------
                 Finished Goods                         $128,638         $119,711
                 Raw Materials                            11,614           11,298
                                                        --------         --------
                                                        $140,252         $131,009
                                                        ========         ========


5. In September 1994, the Company entered into a definitive agreement to sell Tone Brothers, Inc. (Tone Brothers), its spice subsidiary, to Burns, Philp & Company Limited. Terms have not been disclosed. The transaction is subject to regulatory and other customary closing conditions and is expected to be completed in 1994. Tone Brothers has annual sales of approximately $90 million.

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

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:

                                                              Comparison of
                                                            Three Months Ended
                                                     July 30, 1994 and July 31, 1993
                                                     -------------------------------

                                                            Increase (Decrease)
                                                          (Dollars in Thousands)
Net sales                                            $33,336                9.10%

Cost of sales                                         31,640               11.28%

Warehouse, selling, general and
   administrative expenses                               (78)              (0.10%)

Interest expense                                         397               13.08%

Income before provision for income taxes               1,377               71.46%

Provision for income taxes                               565               71.52%

Net income                                               812               71.42%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Sales for the quarter ended July 30, 1994 increased $33.3 million or 9.1% from the comparable prior year quarter. This sales increase resulted from the introduction of new product lines and marketing programs.

         Cost of sales for the quarter ended July 30, 1994 increased $31.6 million or 11.3% to $312.1 million as compared with $280.4 million for the first quarter of fiscal 1994. This resulted in a decrease in the gross profit margin to 21.9% from 23.5%, due to the emphasis on certain newer product lines, changes in customer mix and aggressive programs to increase sales. Warehouse, selling, general and administrative expenses were comparable between years. However, as a percentage of sales, the Company's operating expenses decreased to 20.2% from 22.1% last year due to the progress made under the Company's restructuring program.

         Interest expense for the quarter ended July 30, 1994 increased by $0.4 million to $3.4 million as compared to $3.0 million for the quarter ended July 31, 1993. The increase in the first quarter of fiscal 1995 was due to increased borrowing levels and higher interest rates. The effective tax rates for both periods were the same at 41%.

         Net income for the quarter ended July 30, 1994 increased by $0.8 million to $1.9 million from $1.1 million in the comparable prior last year. The primary reasons accounting for this improvement were increased sales and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 1995, cash used for operations was $23.1 million as compared to $4.2 million for the comparable period in fiscal 1994. This increase was primarily due to the reduction in accounts payable and the increase in inventories. Cash flows used in investing activities for the first quarter of fiscal 1995 consisted of capital expenditures of $18.5 million as compared to $9.1 million for the comparable period in fiscal 1994. This increase is attributable to the expenditures for the construction of the new Los Angeles distribution center. Cash provided by financing activities was $34.9 million for the three months ended July 30, 1994 as compared to $8.5 million for the comparable period in fiscal 1993. This increase was due to increased borrowings under the Company's bank credit line.

         Working capital at July 30, 1994 was $182.9 million compared to $159.9 million at April 30, 1994. The current ratio was 2.4:1 at July 30, 1994 compared with 2.1:1 at April 30, 1994. As of July 30, 1994, total current assets represented approximately 62% of the total assets of the Company.

         In fiscal 1995, the Company plans to spend a total of approximately $45.0 million to complete the construction of its new Los Angeles distribution center, of which approximately $27.1 million remained to be spent as of August 31, 1994.

         In September 1994, the Company entered into a definitive agreement to sell Tone Brothers, Inc. (Tone Brothers), its spice subsidiary, to Burns, Philp & Company Limited. Terms have not been disclosed. The transaction is subject to regulatory and other customary closing conditions and is expected to be completed in 1994. Tone Brothers has annual sales of approximately $90 million

                           PART II. OTHER INFORMATION

Item 5.  Other information

         In September 1994, the Company entered into a definitive agreement to sell Tone Brothers, Inc. (Tone Brothers), its spice subsidiary, to Burns, Philp & Company Limited. Terms have not been disclosed. The transaction is subject to regulatory and other customary closing conditions and is expected to be completed in 1994. Tone Brothers has annual sales of approximately $90 million.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.1.3 Fifth Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association, dated as of August 29, 1994.

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 None filed for the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                RYKOFF-SEXTON, INC.



Date:    September 12, 1994                      /s/ Mark Van Stekelenburg
                                                ---------------------------
                                                Mark Van Stekelenburg
                                                President and Chief
                                                  Executive Officer



Date:   September 12, 1994                        /s/ Richard J. Martin
                                                ---------------------------
                                                Richard J. Martin
                                                Senior Vice President and
                                                  Chief Financial Officer



Date:    September 12, 1994                       /s/ Victor B. Chavez
                                                ---------------------------
                                                Victor B. Chavez
                                                Vice President and Chief
                                                  Accounting Officer