Form 10-Q
period 1994-10-29
RYKOFF SEXTON INC
filed 1994-12-13
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1994

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

                          YES  ( X )               NO  (    )

               INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                   OUTSTANDING AT
                  CLASS OF COMMON STOCK            NOVEMBER 30, 1994
                  ---------------------            -----------------
                   $.10 PAR VALUE                  11,639,251 SHARES

                              RYKOFF-SEXTON, INC.

                                     INDEX

                                                                                        Page
                                                                                         No.
                                                                                         ---
Part I.  Financial Information

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                  October 29, 1994 and April 30, 1994                                     2

               Condensed Consolidated Statements of Income
                  Three Months and Six Months ended
                   October 29, 1994 and October 30, 1993                                  3

               Condensed Consolidated Statements of Cash Flows
                  Six Months ended October 29, 1994 and
                   October 30, 1993                                                       4

               Notes to Condensed Consolidated Financial
                  Statements                                                             5-6

           Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          7-9

Part II.  Other Information

           Item 4. Submission of Matters to a Vote of Security Holders                   10

           Item 5.  Other information                                                    10

           Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                               11

                              RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                     ASSETS

                                                                                                 April 30,
                                                                            October 29,            1994
                                                                                1994            (Restated)
                                                                            -----------         ----------
Current assets
         Cash and cash equivalents                                            $ 40,038           $  9,830
         Accounts receivable, net                                              150,293            138,675
         Inventories                                                           139,818            119,554
         Prepaid expenses                                                       14,974             16,008
                                                                              --------           --------
                 Total current assets                                          345,123            284,067
Net assets of discontinued operations                                           18,081             42,502

Property, plant and equipment, net                                             161,478            135,227

Other assets, net                                                                7,737              8,222
                                                                              --------           --------
                 Total assets                                                 $532,419           $470,018
                                                                              ========           ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                                     $ 91,523           $ 82,540
         Accrued liabilities                                                    76,734             46,886
         Income taxes payable                                                   16,173                ---
                                                                              --------           --------
                 Total current liabilities                                     184,430            129,426
                                                                              --------           --------
Long-term debt, less current portion                                           130,115            151,227
                                                                              --------           --------
Deferred income taxes                                                            6,324              6,324
                                                                              --------           --------
Other long-term liabilities                                                      8,550              9,734
                                                                              --------           --------

Shareholders' equity

         Common stock, at stated value                                           1,194              1,194
         Additional paid-in capital                                             92,099             92,008
         Retained earnings                                                     114,332             84,726
                                                                              --------           --------
                                                                               207,625            177,928

         Less: treasury stock, at cost                                         (4,625)            (4,621)
                                                                              --------           --------
                 Total shareholders' equity                                    203,000            173,307
                                                                              --------           --------
                 Total liabilities and shareholders' equity                   $532,419           $470,018
                                                                              ========           ========

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in Thousands Except Per Share Amounts)

                                                             Three Months Ended                 Six Months Ended
                                                        ----------------------------      ----------------------------
                                                                         October 30,                       October 30,
                                                        October 29,          1993         October 29,          1993
                                                            1994          (Restated)          1994          (Restated)
                                                        -----------      -----------      -----------      -----------
Net sales                                                  $392,748         $367,731         $773,126         $716,165

Cost of sales                                               308,702          284,817          607,615          553,791
                                                         ----------       ----------       ----------       ----------

Gross profit                                                 84,046           82,914          165,511          162,374

Warehouse, selling, general
   and administrative expenses                               74,426           76,152          149,204          151,652
                                                         ----------       ----------       ----------       ----------

Income from operations                                        9,620            6,762           16,307           10,722

Interest expense                                              2,862            2,893            5,951            5,647
                                                         ----------       ----------       ----------       ----------

Income from continuing operations
   before income taxes                                        6,758            3,869           10,356            5,075

Provision for income taxes                                    2,771            1,586            4,246            2,080
                                                         ----------       ----------       ----------       ----------

Income from continuing operations                             3,987            2,283            6,110            2,995

Discontinued operations:
   Income from discontinued operations,
     net of income taxes                                        310            1,502              137            1,924

   Gain on disposal of discontinued
      operations, net of income taxes                        23,359              ---           23,359              ---
                                                         ----------       ----------       ----------       ----------

Income before extraordinary item                             27,656            3,785           29,606            4,919

Extraordinary item,
   net of tax benefit                                           ---          (1,444)              ---          (1,444)
                                                         ----------       ----------       ----------       ----------

Net income                                                 $ 27,656         $  2,341         $ 29,606         $  3,475
                                                         ==========       ==========       ==========       ==========

Weighted average number of
   shares outstanding                                    14,679,521       14,607,731       14,677,394       14,593,816
                                                         ==========       ==========       ==========       ==========
Earnings per share (See Note 3):
   Income from continuing operations                          $0.27            $0.16            $0.42            $0.21
   Income from discontinued operations                         0.02             0.10             0.01             0.13
   Gain on disposal of discontinued
     operations                                                1.59              ---             1.59              ---
   Extraordinary item                                           ---           (0.10)              ---           (0.10)
                                                         ----------       ----------       ----------       ----------
                                                              $1.88            $0.16            $2.02            $0.24
                                                         ==========       ==========       ==========       ==========
Cash dividends per share                                        ---              ---              ---              ---
                                                         ==========       ==========       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                               Six Months Ended
                                                                        -----------------------------
                                                                                           October 30,
                                                                        October 29,           1993
                                                                           1994            (Restated)
                                                                        ----------         ----------
Cash flows from operating activities --
    Net income                                                          $  29,606               3,475
    Adjustments to reconcile net income to net
       cash provided by operating activities --
    Depreciation and amortization                                           8,435               9,832
    Extraordinary item                                                          -               1,444
    Gain on disposal of discontinued operations                          (23,359)                   -
    Gain on sale of property, plant and equipment                           (381)                   -
    Net income from discontinued operations                                 (137)             (1,924)
    Other                                                                   (228)                   -
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                 (11,618)            (17,477)
       (Increase) in inventories                                         (20,264)            (13,447)
       Decrease in prepaid expenses                                         1,034                 508
       Increase (decrease) in accounts payable
          and accrued liabilities                                          17,344             (2,744)
                                                                        ---------           ---------
Net cash provided by (used in) operating activities                           432            (20,333)
                                                                        ---------           ---------
Cash flows from investing activities --
    Capital expenditures                                                 (35,149)             (5,442)
    Proceeds from disposal of property, plant and equipment                 1,305                   -
    Proceeds from sale of discontinued operations                          96,000                   -
    Net cash used in discontinued operations                             (11,173)             (8,581)
                                                                        ---------           ---------
Net cash provided by (used in) investing activities                        50,983            (14,023)
                                                                        ---------           ---------
Cash flows from financing activities--
    Principal payments of long-term debt                                    (128)             (9,525)
    Increase (decrease) under credit line                                (21,000)              40,000
    Payment of finance costs                                                (166)             (1,974)
    Issuance of common stock                                                   87                 556
                                                                        ---------           ---------
Net cash provided by (used in) financing activities                      (21,207)              29,057
                                                                        ---------           ---------
Net increase (decrease) in cash and cash equivalents                       30,208             (5,299)
Cash and cash equivalents at beginning of period                            9,830               8,245
                                                                        ---------           ---------
Cash and cash equivalents at end of period                              $  40,038            $  2,946
                                                                        =========           =========

Supplemental disclosures of cash flow information --
    Cash paid during the period for:
       Interest                                                         $   7,659            $  5,004
       Income taxes                                                         4,087                 422
                                                                        =========           =========

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

    The weighted average number of shares outstanding and earnings per share included in the financial statements have been adjusted for a 5-for-4 stock split effected in the form of a 25 percent stock dividend. The stock dividend will be distributed on January 24, 1995 to shareholders of record on December 21, 1994.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):


                                                                                         April 30,
                                                                      October 29,          1994
                                                                         1994           (Restated)
                                                                      ----------        ----------
                 Finished Goods                                        $134,059          $113,750
                 Raw Materials                                            5,759             5,804
                                                                       --------          --------
                                                                       $139,818          $119,554
                                                                       ========          ========

5. On October 27, 1994, the Company sold all of the outstanding capital stock of Tone Brothers, Inc. ("Tone") to Burns Philp & Company Limited ("Burns"). The Company received $96 million in cash in payment of the purchase price. The purchase price is subject to a post-closing audit. As a result of the sale, the Company recognized an estimated gain of $23,359,000, net of income taxes of $14,878,000. The accompanying prior year financial statements have been restated to exclude Tone's net assets and operating results from the Company's continuing operations. Tone's net sales and the related provision for income taxes for the three and six months ended October 29, 1994 and October 30, 1993, respectively, are listed below (amounts in thousands):

                                                       Three Months Ended                   Six Months Ended
                                                  -----------------------------      ------------------------------
                                                  October 29,       October 30,      October 29,        October 30,
                                                     1994              1993             1994               1993
                                                  -----------       -----------      -----------        -----------
     Net sales                                      $26,576           $25,021          $47,343            $44,703
                                                    =======           =======          =======            =======
     Provision for income taxes                        $215            $1,043              $95             $1,339
                                                    =======           =======          =======            =======

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

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:

                                                                                    Comparison of
                                                              ----------------------------------------------------------
                                                               Three Months Ended                     Six Months Ended
                                                                October 29, 1994                      October 29, 1994
                                                              and October 30, 1993                  and October 30, 1993
                                                              --------------------                  --------------------
                                                                                Increases (Decreases)
                                                                               (Amounts in Thousands)
 Net sales                                                  $ 25,017            6.80%            $ 56,961            7.95%

 Cost of sales                                                23,885            8.39               53,824            9.72

 Warehouse, selling, general
    and administrative expenses                              (1,726)           (2.27)             (2,448)           (1.61)

 Interest expense                                               (31)           (1.07)                 304            5.38

 Income from continuing operations before
    income taxes                                               2,889           74.67                5,281          104.06

 Provision for income taxes                                    1,185           74.72                2,166          104.13

 Income from continuing operations                             1,704           74.64                3,115          104.01

 Discontinued operations:

    Income from discontinued operations, net
       of income taxes                                       (1,192)          (79.36)             (1,787)          (92.88)

    Gain on disposal of discontinued
       operations, net of income taxes                        23,359             -                 23,359             -

 Income before extraordinary item                             23,871            N.M.               24,687            N.M.

 Extraordinary item, net of tax benefit                        1,444          100.00                1,444          100.00

 Net income                                                   25,315            N.M.               26,131            N.M.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

               For the quarter ended October 29, 1994, sales from continuing operations, increased $25.0 million or 6.8% over the comparable prior year quarter. For the six month period, sales increased $57.0 million or 8.0% to $773.1 million from $716.2 million in the prior year period. The sales increases for these periods were attributable to new marketing and sales strategies which included the addition of fresh meat, produce and other perishables to the Company's product lines at selected locations.

               Cost of sales for the three month period ended October 29, 1994 increased $23.9 million or 8.4% to $308.7 million and, on a year to date basis, increased $53.8 million or 9.7% to $607.6 million. This resulted in a decrease in the gross profit margin to 21.4% from 22.5% in the comparable prior year quarter and, on a year to date basis, to 21.4% from 22.7% last year. These declines were primarily due to the new product lines, changes in customer mix and the implementation of new sales promotion programs. Warehouse, selling, general and administrative expenses decreased $1.7 million or 2.3% for the three month period and $2.4 million or 1.6% for the six month period. These decreases resulted from increased vendor support programs and improved operating efficiencies.

               Interest expense for the three month period ended October 29, 1994 was comparable to the prior year period. For the six month period, interest expense increased by $0.3 million primarily due to increased borrowing levels and higher interest rates experienced in the first quarter of the current year. The effective tax rates for the three month and six month periods ended October 29, 1994 were 41.0% which were the same for the comparable periods ended October 30, 1993.

               Income from continuing operations for the three month period ended October 29, 1994 increased by $1.7 million or 74.6% to $4.0 million. For the six months ended October 29, 1994, income from continuing operations increased by $3.1 million or 104.0% to $6.1 million. The primary reasons for these improvements were increased sales and reduced operating expenses.

               On October 27, 1994, the Company sold its Tone Brothers, Inc. ("Tone") subsidiary. The Company received $96 million in cash in payment of the purchase price, which is subject to a post-closing audit. As a result of the sale, the Company recognized an estimated gain of $23.4 million. Income from the discontinued operations of Tone for the three month period ended October 29, 1994 decreased by $1.2 million or 79.4% to $0.3 million. For the six months ended October 29, 1994, income from discontinued operations decreased by $1.8 million or 92.9% to $0.l million. These decreases resulted primarily from reduced gross profit margins and increased operating expenses due to one-time selling and marketing expenses.

               The extraordinary item reported in the prior year periods of $1.4 million, net of tax benefit, resulted from the write-off of deferred finance costs associated with early retirement of 8.60% senior notes and outstanding senior indebtedness under a prior bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended October 29, 1994, cash provided by operations was $0.4 million as compared to cash used for operations of $20.3 million for the comparable period in fiscal 1994. The improvement in cash provided by operations was primarily due to the increase in accounts payable and accrued liabilities. Cash flows provided by investing activities for the six months ended October 29, 1994 were $51.0 million compared to cash used in investing activities of $14.0 million in the comparable period ended October 30, 1993. The improvement in cash provided by investing activities resulted
primarily from the proceeds of $96.0 million on the sale of Tone.   Offsetting
the cash provided upon the sale of Tone were capital expenditures of $35.1 million which increased from $5.4 million last year. The increase in capital expenditures is attributable to the construction of the new Los Angeles distribution center. Cash used in financing activities was $21.2 million for the six months ended October 29, 1994, compared to cash provided by financing activities of $29.1 million for the comparable period in fiscal 1994. This was primarily due to the payment of the amounts outstanding under the Company's bank credit line.

               Working capital at October 29, 1994 was $160.7 million compared to $154.6 million at April 30, 1994. The current ratio was 1.9:1 at October 29, 1994 compared with 2.2:1 at April 30, 1994. As of October 29, 1994, total current assets represented 64.8% of the total assets of the Company.

               In fiscal 1995, the Company plans to spend a total of approximately $45.0 million to complete the construction of its new Los Angeles distribution center, of which approximately $15.3 million remained to be spent as of November 30, 1994.

                         PART II.     OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders.

               At the Annual Meeting of Shareholders, held on September 9, 1994, Shareholders of the Company approved an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares. The proposal was approved by a vote of 9,001,360 shares in favor, 1,558,034 shares voting against and 215,468 shares abstaining.

Item 5.        Other information

               At the meeting held on December 5, 1994, the board of directors declared a 5-for-4 stock split effected in the form of a 25 percent stock dividend and voted to reinstate the Company's cash dividend on a semi-annual basis in the amount of $.03 per share, on the increased number of shares. This is the equivalent of $.0375 per share on the pre-split number of shares outstanding.

               The stock dividend will be payable January 24, 1995, to shareholders of record as of December 21, 1994. The cash dividend will be payable February 16, 1995 to shareholders of record as of February 2, 1995, based on the increased number of shares outstanding resulting from the stock split.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                  10.1.4 Sixth Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association dated as of September 30, 1994.

                  27        Financial Data Schedule

               (b)  Reports on Form 8-K

                  During the quarter ended October 29, 1994, the Company filed a Form 8-K dated October 27, 1994 reporting the following items:

                  Item 2.   Acquisition or Disposition of Assets.
                  Item 7.   Financial Statements and Exhibits.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RYKOFF-SEXTON, INC.



Date:   December 12, 1994                      /s/ Mark Van Stekelenburg
                                      ----------------------------------------
                                                 Mark Van Stekelenburg
                                                  President and Chief
                                                   Executive Officer



Date:   December 12, 1994                      /s/ Richard J. Martin
                                      ------------------------------------------
                                                 Richard J. Martin
                                             Senior Vice President and
                                              Chief Financial Officer



Date:   December 12, 1994                      /s/ Victor B. Chavez
                                      ------------------------------------------
                                                 Victor B. Chavez
                                             Vice President and Chief
                                                Accounting Officer