Form 10-Q
RYKOFF SEXTON INC
filed 1995-03-14
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 1995

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

                      YES  ( X )                NO  (    )

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                          OUTSTANDING AT
                   CLASS OF COMMON STOCK                                  MARCH 3, 1995
                   ---------------------                                  --------------
                      $.10 PAR VALUE                                      14,589,551 SHARES

                              RYKOFF-SEXTON, INC.

                                     INDEX

                                                                                        Page
                                                                                         No.
                                                                                         ---
Part I.  Financial Information

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                  January 28, 1995 and April 30, 1994                                     2

               Condensed Consolidated Statements of Income
                  Three Months and Nine Months ended
                   January 28, 1995 and January 29, 1994                                  3

               Condensed Consolidated Statements of Cash Flows
                  Nine Months ended January 28, 1995 and
                   January 29, 1994                                                       4

               Notes to Condensed Consolidated Financial
                  Statements                                                             5-6

           Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          7-9

Part II.  Other Information                                                              10

Signatures                                                                               11

                              RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                     ASSETS

                                                                      April 30,
                                                      January 28,       1994
                                                         1995        (Restated)
                                                      -----------    ----------
Current assets
        Cash and cash equivalents                      $ 12,366       $  9,830
        Accounts receivable, net                        139,994        138,675
        Inventories                                     137,988        119,554
        Prepaid expenses                                 15,661         16,008
                                                       --------       --------
        Total current assets                            306,009        284,067
Net assets of discontinued operations                       ---         42,502
Property, plant and equipment, net                      165,789        135,227
Other assets, net                                         7,555          8,222
                                                       --------       --------
        Total assets                                   $479,353       $470,018
                                                       ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Accounts payable                               $ 77,974       $ 82,540
        Accrued liabilities                              53,883         46,886
        Income taxes payable                                507            ---
                                                       --------       --------
        Total current liabilities                       132,364        129,426
                                                       --------       --------
Long-term debt, less current portion                    130,089        151,227
                                                       --------       --------
Deferred income taxes                                     6,324          6,324
                                                       --------       --------
Other long-term liabilities                               6,187          9,734
                                                       --------       --------
Shareholders' equity
        Common stock, at stated value                     1,497          1,194
        Additional paid-in capital                       92,289         92,008
        Retained earnings                               115,228         84,726
                                                       --------       --------
                                                        209,014        177,928
        Less: treasury stock, at cost                    (4,625)        (4,621)
                                                       --------       --------
        Total shareholders' equity                      204,389        173,307
                                                       --------       --------
        Total liabilities and shareholders' equity     $479,353       $470,018
                                                       ========       ========

    See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in Thousands Except Per Share Amounts)

                                                                  Three Months Ended                 Nine Months Ended
                                                            -----------------------------      -------------------------------
                                                                             January 29,                           January 29,
                                                            January 28,          1994           January 28,          1994
                                                                1995          (Restated)           1995            (Restated)
                                                            -----------      ------------       -----------        ----------
 Net sales                                                    $379,601         $352,892         $1,152,727         $1,069,057

 Cost of sales                                                 300,685          276,310            908,300            830,101
                                                              --------         --------         ----------         ----------
 Gross profit                                                   78,916           76,582            244,427            238,956

 Warehouse, selling, general
    and administrative expenses                                 75,163           74,065            224,367            225,717
                                                              --------         --------         ----------         ----------
 Income from operations                                          3,753            2,517             20,060             13,239

 Interest expense                                                2,234            3,167              8,185              8,814
                                                              --------         --------         ----------         ----------
 Income(loss) from continuing operations
    before income taxes                                          1,519             (650)            11,875              4,425

 Provision(benefit) for income taxes                               623             (267)             4,869              1,813
                                                              --------         --------         ----------         ----------
 Income(loss) from continuing operations                           896             (383)             7,006              2,612

 Discontinued operations:
    Income from discontinued operations,
      net of income taxes                                          ---              744                137              2,668

    Gain on disposal of discontinued
       operations, net of income taxes                             ---              ---             23,359                ---
                                                              --------         --------         ----------         ----------
 Income before extraordinary item                                  896              361             30,502              5,280

 Extraordinary item, net of tax benefit                            ---              ---                ---             (1,444)
                                                              --------         --------         ----------         ----------
 Net income                                                   $    896         $    361         $   30,502         $    3,836
                                                              ========         ========         ==========         ==========

 Weighted average number of
    shares outstanding                                          14,668           14,688             14,663             14,679
                                                              ========         ========         ==========         ==========
 Earnings per share (See Note 3):
    Income(loss) from continuing operations                      $0.06           $(0.03)             $0.48              $0.18
    Income from discontinued operations                            ---             0.05               0.01               0.18
    Gain on disposal of discontinued
      operations                                                   ---              ---               1.59                ---
    Extraordinary item                                             ---              ---                ---              (0.10)
                                                              --------         --------         ----------         ----------
                                                                 $0.06           $ 0.02              $2.08              $0.26
                                                              ========         ========         ==========         ==========
 Cash dividends per share                                          ---              ---                ---                ---
                                                              ========         ========         ==========         ==========

    See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                     Nine Months Ended
                                                                --------------------------
                                                                               January 29,
                                                                January 28,        1994
                                                                   1995         (Restated)
                                                                -----------    -----------
Cash flows from operating activities --
    Net income                                                    $30,502          3,836
    Adjustments to reconcile net income to net
       cash provided by operating activities --
    Depreciation and amortization                                  12,720         14,607
    Extraordinary item                                                ---          1,444
    Gain on disposal of discontinued operations                   (23,359)           ---
    Gain on sale of property, plant and equipment                    (329)           ---
    Net income from discontinued operations                          (137)        (2,671)
    Other                                                            (342)           ---
    Changes in assets and liabilities:
       (Increase) in accounts receivable                           (1,319)       (14,665)
       (Increase) in inventories                                  (18,434)        (8,592)
       Decrease in prepaid expenses                                   347            553
       (Decrease) in accounts payable
          and accrued liabilities                                    (193)       (10,469)
                                                                  -------       --------
Net cash (used in) operating activities                              (544)       (15,957)
                                                                  -------       --------
Cash flows from investing activities --
    Capital expenditures                                          (44,257)       (11,263)
    Proceeds from disposal of property, plant and equipment         2,105            ---
    Proceeds from sale of discontinued operations                  96,000            ---
    Net cash (used in) discontinued operations                    (30,002)        (6,007)
                                                                  -------       --------
Net cash provided by (used in) investing activities                23,846        (17,270)
                                                                  -------       --------
Cash flows from financing activities--
    Issuance of 8.875% senior subordinated notes                      ---        128,960
    Principal payments of long-term debt                             (182)      (137,718)
    Increase (decrease) under credit line                         (21,000)        43,000
    Payment of finance costs                                         (164)        (5,680)
    Issuance of common stock                                          580            566
                                                                  -------       --------
Net cash provided by (used in) financing activities               (20,766)        29,128
                                                                  -------       --------
Net increase (decrease) in cash and cash equivalents                2,536         (4,099)
Cash and cash equivalents at beginning of period                    9,830          8,245
                                                                  -------       --------
Cash and cash equivalents at end of period                        $12,366         $4,146
                                                                  =======       ========
Supplemental disclosures of cash flow information --
    Cash paid during the period for:
       Interest                                                   $13,593         $8,659
       Income taxes                                                20,416          1,585
                                                                  =======       ========

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

         The weighted average number of shares outstanding and earnings per share included in the financial statements have been adjusted for a 5-for-4 stock split effected in the form of a 25 percent stock dividend. The stock dividend was distributed on January 24, 1995 to shareholders of record on December 21, 1994.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):


                                                                  April 30,
                                               January 28,           1994
                                                   1994           (Restated)
                                                 --------         ----------
           Finished Goods                       $131,558            $113,750
           Raw Materials                           6,430               5,804
                                                --------            --------
                                                $137,988            $119,554
                                                --------            --------

5. On October 27, 1994, the Company sold all of the outstanding capital stock of Tone Brothers, Inc. ("Tone") to Burns Philp & Company Limited. The Company received $96 million in cash in payment of the purchase price. As a result of the sale, the Company recognized an estimated gain of $23,359,000, net of income taxes of $14,878,000.

         The accompanying prior year financial statements have been restated to exclude Tone's net assets and operating results from the Company's continuing operations. Tone's net sales and the related provision for income taxes for the three and nine months ended January 28, 1995 and January 29, 1994, respectively, are listed below (amounts in thousands):

                               Three Months Ended         Nine Months Ended
                            ------------------------  ------------------------
                            January 28,  January 29,  January 28,  January 29,
                               1995         1994         1995         1994
                            -----------  -----------  -----------  -----------
         Net sales             N/A         $21,568      $47,343      $66,276
                            ===========  ===========  ===========  ===========
         Provision for
           income taxes        N/A            $517          $95       $1,856
                            ===========  ===========  ===========  ===========

6. On February 21, 1995, the Company, together with John Sexton & Co., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Continental Foods, Inc., a privately owned Maryland corporation ("Continental"). The Company and John Sexton simultaneously acquired all of the partnership interests of Duke Associates, a Maryland general partnership and an affiliate of Continental. Continental is a regional, full-line institutional foodservice distributor serving Maryland, Delaware, the District of Columbia, northern Virginia, southern Pennsylvania and eastern West Virginia.

         On the Closing Date, the Company and John Sexton together paid approximately $27,000,000 (the "Closing Payment") and John Sexton assumed certain liabilities of Continental, in payment of the purchase price for the assets and partnership interests acquired. The Closing Payment is subject to certain purchase price adjustments. The Closing Payment consisted of approximately $24,575,000 in cash, and the Company's issuance of an unsecured promissory note in the amount of $2,425,000.

         Continental's net sales for the nine months ended January 31, 1995 and the fiscal year ended April 30, 1994 were $78.9 million and $91.0 million, respectively.

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

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:

                                                                 Comparison of
                                                -----------------------------------------------
                                                 Three Months Ended         Nine Months Ended
                                                  January 28, 1995           January 28, 1995
                                                and January 29, 1994       and January 29, 1994
                                                --------------------       --------------------
                                                             Increases (Decreases)
                                                            (Amounts in Thousands)
Net sales                                       $26,709         7.57%      $83,670        7.83%
Cost of sales                                    24,375         8.82        78,199        9.42
Warehouse, selling, general
   and administrative expenses                    1,098         1.48        (1,350)      (0.60)
Interest expense                                   (933)      (29.46)         (629)      (7.14)
Income from continuing operations before
   income taxes                                   2,169         N.M.         7,450        N.M.
Provision for income taxes                          890         N.M.         3,056        N.M.
Income from continuing operations                 1,279         N.M.         4,394        N.M.
Discontinued operations:
   Income from discontinued operations, net
      of income taxes                              (744)     (100.00)       (2,531)     (94.87)
   Gain on disposal of discontinued
      operations, net of income taxes               ---          ---        23,359         ---
Income before extraordinary item                    535         N.M.        25,222        N.M.
Extraordinary item, net of tax benefit              ---          ---         1,444      100.00
Net income                                          535         N.M.        26,666        N.M.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         For the quarter ended January 28, 1995, sales from continuing operations increased $26.7 million or 7.6% over the comparable prior year quarter. For the nine month period, sales increased $83.7 million or 7.8% to $1.15 billion from $1.07 billion in the prior year period. The sales increases for these periods were attributable to the Company's sales and marketing strategies combined with new product lines, and were achieved despite the impact of severe weather in January 1995 throughout the west coast region.

         Cost of sales for the three month period ended January 28, 1995 increased $24.4 million or 8.8% to $300.7 million and, on a year to date basis, increased $78.2 million or 9.4% to $908.3 million. This resulted in a decrease in the gross profit margin to 20.8% from 21.7% in the comparable prior year quarter and, on a year to date basis, to 21.2% from 22.4% last year. These declines were primarily due to the new product lines, changes in customer mix, the implementation of new sales promotion programs and cost increases in certain product categories. Warehouse, selling, general and administrative expenses as a percentage of sales for the quarter ended January 28, 1995 decreased to 19.8% from 21.0% a year earlier and for the nine month period, decreased to 19.5% from 21.1% in the comparable prior year. These decreases resulted from increased vendor support programs and improved operating efficiencies.

         Interest expense for the three month and nine month periods ended January 28, 1995 decreased by $0.9 million and $0.6 million, respectively, primarily reflecting lower bank borrowings. The effective tax rates for the three month and nine month periods ended January 28, 1995 were 41.0% which were the same for the comparable periods ended January 29, 1994.

         Income from continuing operations for the three month period ended January 28, 1995 increased by $1.3 million to $0.9 million. For the nine months ended January 28, 1995, income from continuing operations increased by $4.4 million to $7.0 million. The primary reasons for these improvements were increased sales, reduced operating expenses as a percentage of sales and reduced interest expense.

         On October 27, 1994, the Company sold its Tone Brothers, Inc. subsidiary. The Company received $96 million in cash in payment of the purchase price. As a result of the sale, the Company recognized an estimated gain of $23.4 million.

         The extraordinary item reported in the prior year nine month period of $1.4 million, net of tax benefit, resulted from the write-off of deferred finance costs associated with early retirement of 8.60% senior notes and outstanding senior indebtedness under a prior bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended January 28, 1995, cash used for operations was $0.5 million compared to $16.0 million for the comparable period in fiscal 1994. The decrease in cash used for operations was primarily due to accounts receivable increasing by $1.3 million in the current year compared to $14.7 million last year and accounts payable and accrued liabilities increasing by $0.2 million in the current year compared to $10.5 million last year. This was offset by inventories increasing by $18.4 million in the current year compared to $8.6 million last year. Cash flows provided by investing activities for the nine months ended January 28, 1995 were $23.8 million compared to cash used in investing activities of $17.3 million in the comparable period ended January 29, 1994. The improvement in cash provided by investing activities resulted
primarily from the proceeds of $96.0 million on the sale of Tone.   Offsetting
the cash provided upon the sale of Tone were capital expenditures of $44.3 million which increased from $11.3 million last year and cash used in discontinued operations of $30.0 million compared to $6.0 million last year. The increase in capital expenditures is mainly attributable to the construction of the new Los Angeles distribution center. Cash used in financing activities was $20.8 million for the nine months ended January 28, 1995, compared to cash provided by financing activities of $29.1 million for the comparable period in fiscal 1994. This was primarily due to the payment of amounts outstanding under the Company's bank credit line.

         Working capital at January 28, 1995 was $173.6 million compared to $154.6 million at April 30, 1994. The current ratio was 2.3:1 at January 28, 1995 compared with 2.2:1 at April 30, 1994. As of January 28, 1995, total current assets represented 63.8% of the total assets of the Company.

         In fiscal 1995, the Company plans to spend a total of approximately $45.0 million to complete the construction of its new Los Angeles distribution center, of which approximately $13.7 million remained to be spent as of February 28, 1995.

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

                                       RYKOFF-SEXTON, INC.



Date:   March 13, 1995                 /s/ Mark Van Stekelenburg
                                       -----------------------------------------
                                           Mark Van Stekelenburg
                                           President and Chief
                                             Executive Officer



Date:   March 13, 1995                 /s/ Richard J. Martin
                                       -----------------------------------------
                                           Richard J. Martin
                                           Senior Vice President and
                                             Chief Financial Officer



Date:   March 13, 1995                 /s/ Victor B. Chavez
                                       -----------------------------------------
                                           Victor B. Chavez
                                           Vice President and Chief
                                             Accounting Officer