Form 10-K405
period 1995-04-29
RYKOFF SEXTON INC
filed 1995-07-28
CIK 85973

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended April 29, 1995
                           OR
- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the transition period from _____________ to _______________

     Commission file number 0-8105

                               RYKOFF-SEXTON, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               95-2134693
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                    Identification No.)

     1050 Warrenville Road, Lisle, Illinois                   60532
     (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code:  (708) 964-1414

     Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
       -------------------        -----------------------------------------
                 Common Stock             New York Stock Exchange
                 Preferred Stock
                  Purchase Rights         New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
               -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X        No
      -           --
The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price at which such stock was sold on the New York Stock Exchange on July 21, 1995 was $275,309,000. At July 21, 1995, the registrant had 14,614,158 shares of common stock outstanding.

Parts I and III incorporate information by reference from the registrant's definitive Proxy Statement to be filed in connection with the registrant's 1995 Annual Meeting of Shareholders. Parts I and II incorporate information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended April 29, 1995.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

         Established in 1911, Rykoff-Sexton, Inc., (the "Company") is a leading broadline distributor of high quality food and related non-food products for the foodservice industry throughout the United States. The Company distributes its product line of approximately 41,000 items to restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, supermarket service delicatessen departments and other establishments where food is prepared or consumed away from home. It also offers design and engineering services for all types of foodservice operations through its contract/design group. The Company's products consist of a broad line of private label and national branded food and foodservice equipment and supplies. The Company's proprietary private label products accounted for approximately 56% of the Company's net sales in fiscal 1995. The Company develops and manufactures many of its private label products, and it also manufactures other products for certain customers under their own brand labels.

         The Company's principal operations are conducted through the Rykoff-Sexton Distribution Division (the "Distribution Division"), the Rykoff-Sexton Manufacturing Division (the "Manufacturing Division") and San Francisco International Cheese Imports ("San Francisco International Cheese Imports").

         DISTRIBUTION DIVISION

         The Distribution Division is comprised of 25 distribution branches and eight additional sales offices that are largely located in major metropolitan areas throughout the United States. The Distribution Division also offers design and engineering services for all types of foodservice operations through its ten contract/design offices. In fiscal 1995, sales of the Distribution Division (including products sold through this division by the Manufacturing Division and San Francisco International Cheese Imports) generated approximately 99% of the Company's net sales.

         MANUFACTURING DIVISION

         At its four plants, the Manufacturing Division manufactures products primarily under the Company's proprietary private labels and also manufactures products for other manufacturers, distributors, restaurant chains and other large users under their own brand labels. Approximately 90% of the Manufacturing Division's products are sold through the Distribution Division, and the remainder are sold directly to customers.

         SAN FRANCISCO INTERNATIONAL CHEESE IMPORTS

         The Company also has a smaller division, San Francisco International Cheese Imports, which distributes domestic and imported cheeses and specialty and gourmet products both through the Distribution Division and directly to customers.


PRODUCTS

         The Company offers to the foodservice industry a single source of supply for approximately 41,000 private label and national branded items that are distributed to approximately 100,000 foodservice establishments. The principal product lines are:

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

         The Company's products include approximately 1,400 food and 900 non-food items that are manufactured, processed and packaged at its four plants located in Los Angeles, California; Indianapolis, Indiana; Englewood, New Jersey; and Brooklyn, New York. These products are primarily manufactured under the Company's private labels. The Company also manufactures products for certain customers such as other manufacturers, distributors, restaurant chains and other large users under their own brand labels.

         The Manufacturing Division's food products include mayonnaise and salad dressings, oils, margarine and shortenings, gelatins and dessert powders, vinegars, sauces, pancake and waffle mixes, biscuit and flour mixes, soup bases, jams and jellies, canned and frozen soups, canned and frozen entrees, relishes and tea. Its non-food products include detergents, cleaning compounds, refuse container liners, cutlery, straws and sandwich bags, paper napkins, placemats, chefs' hats, coasters, paper lace doilies and a line of low temperature dishwashers.

         In addition to its extensive product line, the Company's contract/design group has ten offices that provide design and engineering services and equipment installations for restaurants and other foodservice establishments.

MARKETING AND DISTRIBUTION

         The Company markets its products and contract/design services to customers in the foodservice industry, including restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, airlines, clubs, supermarket service delicatessen departments and other establishments where food is prepared or consumed away from home.

         The following table sets forth the approximate customer base of the Company for the fiscal year ended April 29, 1995:


                                                                    Approximate
                                                                     Percentage
                           TYPE OF CUSTOMER                         of Net Sales
                     ----------------------------                   ------------
Restaurants (including in-plant commercial and industrial food
     centers, cafeterias and coffee shops, etc.) . . . . . . . . .     61.1%
Hospitals, nursing homes, sanitariums and other healthcare
     facilities. . . . . . . . . . . . . . . . . . . . . . . . . .     12.7%
Hotels and motels. . . . . . . . . . . . . . . . . . . . . . . . .      8.2%
Schools and colleges (including fraternities and sororities) . . .      7.4%
Retail . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.7%
Distributors . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.5%
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5.4%
                                                                       -----
                                                                      100.0%
                                                                      ------
                                                                      ------


         No customer of the Company accounted for as much as two percent of the Company's sales for the fiscal year ended April 29, 1995. No product distributed by the Company accounts for a material part of the Company's sales volume. The Company does not experience material seasonal variations in its sales volume.

         The Company believes that product quality, close contact with customers, prompt and accurate delivery of orders, and the ability to provide related services are of primary importance in the distribution of products to the foodservice industry. Sales offices are maintained at each of the Company's 25 distribution branches and eight additional locations as listed in the table below. The Company's sales force of approximately 1,600 employees includes foodservice specialists from the Distribution Division who are organized by region and who are each assigned to a distribution branch. The sales force also includes account executives who handle multi-unit accounts such as restaurant chains and other large users. In addition to soliciting orders, sales personnel are trained to advise customers on menu selection, methods of preparing and serving food, merchandising techniques, unit cost controls and other operating procedures.

         Products are distributed to customers nationwide through the Company's 25 distribution branches listed in the table below, as well as through independent distributors. With the exception of an equipment and supply branch, each branch stocks a broad line of between 5,900 and 15,000 items for sale in its marketing area. Customer orders are usually processed and shipped within 24 hours of receipt and are delivered directly to the customer. The Company uses its warehouse facilities in Los Angeles, Indianapolis and Dorsey, Maryland to store and consolidate product orders from vendors for subsequent shipment to the distribution branches.


         The following table sets forth the Distribution Division's branches, sales offices and contract/design offices:

          Distribution                         Additional                          Contract/Design
          Branches                             Sales Offices*                      Offices
          --------                             -------------                       -------
Phoenix, Arizona                        Cotati, California                      Los Angeles, California***
Fresno, California***                   San Bernardino, California              Sacramento, California
Los Angeles, California***              San Diego, California                   San Francisco, California
Sacramento, California**                Hyannis, Massachusetts***               Chicago, Illinois***
San Francisco, California               Missoula, Montana***                    Boston, Massachusetts
Orlando, Florida                        Las Vegas, Nevada                       Minneapolis/St.  Paul, Minnesota
Atlanta, Georgia***                     Medford, Oregon***                      Cincinnati, Ohio
Honolulu, Hawaii                        Seattle, Washington                     Portland, Oregon
Chicago, Illinois***                                                            Seattle, Washington
New Orleans, Louisiana***                                                       Spokane, Washington***
Baltimore, Maryland***
Boston, Massachusetts
Detroit, Michigan***
Minneapolis/St. Paul, Minnesota
St. Louis, Missouri***
Reno, Nevada***
Englewood, New Jersey***
Greensboro, North Carolina
Cincinnati, Ohio
Philadelphia, Pennsylvania
Pittsburgh, Pennsylvania
Portland, Oregon
Dallas, Texas***
Spokane, Washington***

*   These sales offices are in addition to sales offices maintained at each of the Company's distribution branches.

**  A general distribution branch and an equipment and supply branch are located in this city.

*** Indicates facility owned by the Company; all other facilities are leased.



         International sales presently account for less than two percent of the Company's total sales. However, the Company believes that the potential for growth in sales to foreign markets is significant, and it is exploring selected opportunities to further develop this segment of its business. The Company currently exports products to the Pacific Rim countries, Micronesia, Canada, the Caribbean, Mexico, Europe, South America and Australia.

SOURCES OF SUPPLY

         The Company purchases from approximately 7,500 suppliers. No supplier represented more than two percent of the Company's purchases in fiscal 1995. These suppliers, which include both large multi-line and smaller specialty processors and packagers, are selected primarily on the basis of their ability to meet the Company's quality standards. The Company has no significant long-term purchasing obligations and believes that it has adequate alternative sources of supply for almost all of the purchased items and raw materials used in its manufacturing operations.

QUALITY CONTROL AND REGULATION

         The Company maintains quality control laboratories in its Los Angeles, Indianapolis and Englewood facilities. These laboratories are staffed by chemists and food technologists who are trained to control product quality for both self-manufactured and purchased private label products and to provide research and development support for the Company's manufactured products. Quality control procedures include the sampling and testing of raw materials, purchased private label products and Company manufactured items for quality, taste and appearance and the microbiological testing of Company manufactured food items.

EMPLOYEES

         As of April 29, 1995, the Company employed a total of approximately 5,400 people, of whom approximately 1,900 were covered by collective bargaining agreements. These agreements expire at various times over the next several years. The Company believes its labor relations are good.

COMPETITION

         The Company operates on a nationwide basis and encounters significant competition from a number of sources in each of its marketing areas. The Company competes with two other large national distribution companies, Sysco Corporation and Kraft Foodservice Group, both of which have substantially greater financial and other resources than the Company. The Company also competes with numerous regional and local distributors that offer broad lines of products. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors, principally through acquisitions. There can be no assurances that the Company will not encounter increased competition in the future, which could adversely affect the Company's business.

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

ITEM 2.   PROPERTIES


         The Company relocated its corporate headquarters from its owned property in Los Angeles, California to a leased facility in Lisle, Illinois, where the Distribution Division headquarters is also situated. Both the corporate headquarters and executive offices of the Distribution Division occupy approximately 54,500 square feet pursuant to a lease which expires in November 2001.

         The Company's owned property in Los Angeles, California continues to house the Manufacturing Division headquarters, a large manufacturing plant and a warehouse that is used to store and consolidate product orders from vendors.
The property consists of four buildings with approximately 1.4 million square feet of space on 20.2 acres. In June 1995, the Company relocated the Los Angeles distribution branch to a new facility of approximately 420,000 square feet in La Mirada, California.

         In addition to the manufacturing plant located on the Los Angeles property, the Company owns and operates manufacturing plants totaling 234,000 square feet in Indianapolis, Indiana and Englewood, New Jersey. The Company also leases approximately 32,000 square feet in Brooklyn, New York for office, warehouse and manufacturing facilities. The lease on this property expires in August 1996.

         Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment, food and non-food processing and packaging equipment and chemical compounding, blending and product handling equipment. The Company owns a fleet of approximately 870 vehicles consisting of tractors, trailers, vans and bobtails, which are used for long hauls and local deliveries. In addition, the Company leases approximately 700 delivery vehicles under terms which expire at various dates through 2000.

         During fiscal year 1995, the Company completed expansions of its Greensboro, North Carolina, and Detroit, Michigan Branches, primarily with new freezers and coolers, which doubled both of their capacities. At present, the Company is completing the consolidation of its Capitol Branch into the recently acquired 230,000 square foot Continental Foods facility in Baltimore, Maryland and is also completing construction of a new 183,000 square foot distribution center in Cincinnati, Ohio. In addition, the Company recently acquired an 86,400 square foot distribution center in St. Louis, Missouri for relocation of its present St. Louis Branch. This will allow the St. Louis Branch to more than double its capacity for growth. The Company expects to complete the sale of the old facility at the time the St. Louis Branch moves into the new facility in August 1995.

         The Company considers that its office, warehouse and manufacturing facilities are adequate to support present and immediately foreseeable future operations. However, the Company continues to locate and occupy new facilities because of its expanding business.

ITEM 3.   LEGAL PROCEEDINGS

         Reference is made to discussions with respect to legal proceedings in which the Company is a party thereto, as set forth on page 20 of the Company's 1995 Annual Report to shareholders, and by such reference, such information is integrated therein.

                (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

CORPORATE EXECUTIVE OFFICERS

         The following are the corporate executive officers of the Company:


Officer's
Name                     Position                              Age    Since
- ----                     --------                              ---    -----
Mark Van Stekelenburg    President, Chief Executive
                         Officer and Director                  44     1991

Victor B. Chavez         Vice President and Chief
                         Accounting Officer                    50     1980

Gary L. Cooper           President, Rykoff-Sexton              56     1994
                         Distribution Division

Harold E. Feather        Executive Vice President,
                         Corporate Planning                    56     1992

Alan V. Giuliani         President, Rykoff-Sexton
                         Manufacturing Division                49     1990

Robert J. Harter, Jr.    Senior Vice President, Human
                         Resources and General Counsel         50     1989

Richard J. Martin        Senior Vice President and
                         Chief Financial Officer               49     1988

Neil I. Sell             Secretary and Director                54     1985

Donald E. Willis, Jr.    Senior Vice President and Chief
                         Information Officer                   43     1994

         All of the executive officers serve in their capacities by approval of the Board of Directors. Each executive officer has, as his principal occupation, been employed by the Company in the capacities set forth or in similar capacities for more than the last five years, except as follows: Mr. Neil I. Sell's principal occupation has been as a partner in the law firm of Maslon Edelman Borman & Brand, a Professional Limited Liability Partnership; Mr. Mark Van Stekelenburg was elected Executive Vice President in 1991 and President and Chief Executive Officer in 1992; Mr. Richard J. Martin was elected Vice President in 1988 and Senior Vice President and Chief Financial Officer in 1993; Mr. Robert J. Harter, Jr. was elected Vice President and General Counsel in 1989 and Senior Vice President, Human Resources and General Counsel in 1993; Mr. Alan V. Giuliani was elected Vice President in 1990 and President, Rykoff-Sexton Manufacturing Division in 1992; Mr. Harold
E. Feather was elected President, Rykoff-Sexton Distribution Division in 1992 and Executive Vice President, Corporate Planning in 1994; Mr. Donald E. Willis, Jr. was elected Senior Vice President and Chief Information Officer in 1994; and Mr. Gary L. Cooper was elected President, Rykoff-Sexton Distribution Division in 1994.

         Mr. Van Stekelenburg joined the Company in March 1991 and was previously, since 1986, President and Chief Executive Officer of G.V.A. and Kok-Ede, the foodservice division of Royal Ahold, N.V., the largest food retailer in the Netherlands which also has substantial holdings in food retailing in the United States. Mr. Martin joined the Company in August 1988 and was previously a partner with the accounting firm of Arthur Andersen LLP; he had been associated with that firm for twenty-one years. Mr. Harter joined the Company in October 1989 and was previously Senior Vice President, General Counsel and Secretary for Tiger International, Inc. He had been an officer of Tiger International, Inc. for eleven years. Mr. Giuliani joined the Company in August 1990. Previously, Mr. Giuliani was employed by Mars, Inc., a food manufacturer, where he held various senior management positions including Vice President-Research and Development/Engineering for the Dove International Division, and Vice President-New Business Development and Vice President-Plant Manager for the M&M/Mars Division. Mr. Harold E. Feather joined the Company in 1983 when the Company acquired John Sexton & Co. He has held various positions within the Company and was elected Executive Vice President, Corporate Planning in 1994; his most recent previous position was President, Rykoff-Sexton Distribution Division, which he held since 1992.
Mr. Donald E. Willis, Jr. joined the Company in January 1994, and previously served in several management information systems positions with other companies, the most recent of which was at HomeBase, a California-based specialty retailer. Mr. Gary L. Cooper joined the Company in October 1994, after thirty-two years with American Hospital Supply Corporation and Baxter International. He was a corporate officer and President of the Baxter Hospital Supply Division.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


         Reference is made to the information with respect to the principal markets on which the Company's common stock is being traded, prices for each quarterly period and dividend record for the last three years set forth on page 1 of the Company's 1995 Annual Report to shareholders, and by such reference, such information is incorporated herein.

         The Company estimates that there are approximately 8,300 shareholders including those through nominees, as of June 1995.

ITEM 6.   SELECTED FINANCIAL DATA

         Reference is made to the financial data with respect to the Company set forth on pages 6 and 7 of the Company's 1995 Annual Report to shareholders and by such reference, such financial data is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis set forth on pages 8 and 9 of the Company's 1995 Annual Report to shareholders, and by such reference, such information is incorporated herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the consolidated financial statements set forth on pages 10 through 21 of the Company's 1995 Annual Report to shareholders, and by such reference, such information is incorporated herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

         Reference is made to the definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual meeting of shareholders to be held September 15, 1995 and will be filed with the Commission within 120 days after the close of its fiscal year ended April 29, 1995, and by such reference said proxy statement is incorporated herein in response to the information called for by Part III (Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions).


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
                Annual Report on Form 10-K:

                                                           Page Reference
                                                           --------------
                                                            Form       Annual
                                                            10-K       Report
                                                            ----       ------
          Data is incorporated by reference from
          the attached Annual Report to shareholders of Rykoff-Sexton, Inc. for the fiscal year ended April 29, 1995. With the exception of the information specifically incorporated herein by reference, the 1995 Annual Report to shareholders is not to be deemed "filed" as part of this Annual Report on Form 10-K.

               Consolidated statements of operations for
                each of the three years in the period
                ended April 29, 1995                                    10

               Consolidated balance sheets as of April 29,              11
                1995 and April 30, 1994

               Consolidated statements of cash flows for
                each of the three years in the period ended
                April 29, 1995                                          12

               Consolidated statements of shareholders' equity
                for each of three years in the period ended
                April 29, 1995                                          13

               Notes to consolidated financial statements              14-21

               Report of independent public accountants                 22


          Attachments incorporated herewith to Form
              10-K:

            Report of independent public accountants on
             supplemental schedules to the consolidated
             financial statements                            17

                                                           Page Reference
                                                           --------------
                                                            Form    Annual
                                                            10-K    Report
                                                            ----    ------
          (2) Supplemental Schedules incorporated herewith to Form 10-K:

               Schedule II - Valuation and qualifying
                 accounts for each of the three years in
                 the period ended April 29, 1995             18

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

             4.1 Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and Norwest Bank Minnesota, N.A., as trustee (Incorporated by reference from the Company's report Form 10-Q for the quarter ended October 30, 1993)

             4.2 Rights Agreement, dated December 8, 1986 between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended May 1, 1993, as amended)

             4.2.1 Amendment, dated as of October 5, 1989 to Rights Agreement, dated December 8, 1986, between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association, as Rights Agent (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1993)

             10.1 Credit Agreement dated October 25, 1993 between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1993)

             10.1.1 First Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association dated as of December 29, 1993; (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended January 29, 1994)

             10.1.2 Second through Fourth Amendments to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association dated as of March 18, 1994; April 15, 1994; and April 30, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30, 1994)

             10.1.3 Fifth Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association, dated as of August 29, 1994 (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 30, 1994)

             10.1.4 Sixth Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association dated as of September 30, 1994 (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1994)

             10.2 Final Amendment to Employment Contract and Settlement Agreement dated March 8, 1993 between Roger W. Coleman and Rykoff-Sexton, Inc. (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

             10.3 1980 Stock Option Plan (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)*

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

             10.6 Junior Demand Promissory Note dated March 31, 1995 by Mark Van Stekelenburg and Mirjam Van Stekelenburg

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


             10.9 Form of Fiduciary Indemnity Agreement (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.10 Agreement between S.E. Rykoff and Co. and Food Drug and Beverage Warehousemen and Clerical Employees Union, Local No. 630, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Independent dated as of April 30, 1992 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.11 Agreement between Rykoff-Sexton, Inc. and Union Local No. 630, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America dated as of October 23, 1992 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.12 Agreement between Rykoff-Sexton, Inc. and Union Locals 848, 14, 87, 381 and 542, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America dated as of October 23, 1992 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.13 Agreement between Rykoff-Sexton, Inc. and Union Local No. 78, Teamsters Warehouse, Automotive and Miscellaneous Employees dated as of April 1, 1991 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.14 Agreement between Rykoff-Sexton, Inc. and Union Local No. 85, Brotherhood of Teamsters and Auto Truck Drivers dated as of April 1, 1991 (Incorporated by reference from the Company's report on Form 10-K for the year ended May 1, 1993, as amended)

             10.15 Rykoff-Sexton, Inc. 1993 Director Stock Option (Incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1993)

             10.16 Participation Agreement, entered into among Rykoff-Sexton, Inc., as Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BAS Leasing & Capital Corporation, as Agent ("Agent"), and BA Leasing & Capital Corporation, Manufacturers Bank and Pitney Bowes Credit Corporation, as Lessors (the "Lessors"), dated as of April 29, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30,
                      1994)

             10.16.1 Lease Intended as Security, among Lessee, Agent and the Lessors, dated as of April 29, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30, 1994)

             10.16.2 Sublease, between Lessee and Sublessee, dated as of April 29, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30,
                      1994)

             10.16.3 Lease supplement, among Lessee and the Lessors, dated as of April 29, 1994

             10.16.4 Lease supplement, among Lessee and the Lessors, dated as of January 27, 1995

             10.16.5 Lease supplement, among Lessee and the Lessors, dated as of April 18, 1995

             10.17 Employment Agreement between Harold E. Feather and Rykoff-Sexton, Inc. as of June 20, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30, 1994)*

             10.18 Employment Agreement between Rykoff-Sexton, Inc. and Mark Van Stekelenburg as of July 20, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30, 1994)*

             10.19 Rykoff-Sexton, Inc. Supplemental Executive Retirement Plan for Mark Van Stekelenburg as of July 20, 1994 (Incorporated by reference from the Company's report on Form 10-K for the fiscal year ended April 30, 1994)*

             13       1995 Annual Report to Shareholders

             21       Subsidiaries of Rykoff-Sexton, Inc.

             24.1     Power of Attorney of R. Burt Gookin

             24.2     Power of Attorney of James I. Maslon

             24.3     Power of Attorney of James P. Miscoll

             24.4     Power of Attorney of Neil I. Sell

             24.5     Power of Attorney of Bernard Sweet

             24.6     Power of Attorney of Robert G. Zeller

             27       Financial Data Schedule

          * Management contract or compensatory plan

          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (b)  Reports on Form 8-K

          During the fourth quarter of fiscal year 1995, the Company filed a Form 8K dated February 21, 1995 reporting the following items:

          Item 2.  Acquisition or Disposition of Assets.

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rykoff-Sexton, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 1995                    RYKOFF-SEXTON, INC.


                                       By  /s/ Mark Van Stekelenburg
                                         ----------------------------------
                                           Mark Van Stekelenburg
                                             President and Chief Executive
                                             Officer


                                       By  /s/ Richard J. Martin
                                         ----------------------------------
                                           Richard J. Martin
                                             Senior Vice President and
                                             Chief Financial Officer



                                       By  /s/ Victor B. Chavez
                                         ----------------------------------
                                           Victor B. Chavez
                                             Vice President and
                                             Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant on the date indicated.

          R. Burt Gookin

          James I. Maslon
                                        /s/ Mark Van Stekelenburg
          James P. Miscoll              -------------------------------
                                        Mark Van Stekelenburg, signing
          Neil I. Sell                    personally as a director and as
                                          attorney in fact for the directors
          Bernard Sweet                   whose names appear opposite.

          Robert G. Zeller              July 27, 1995


          Powers of attorney authorizing Mark Van Stekelenburg, Richard J. Martin and Victor B. Chavez, and each of them, to sign this Annual Report on Form 10-K on behalf of the above named directors of Rykoff-Sexton, Inc. have been filed as an exhibit to this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Rykoff-Sexton, Inc.:

          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rykoff-Sexton, Inc.'s Form 10-K and have issued our report thereon dated June 9, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14.(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                     /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
June 9, 1995

                               RYKOFF-SEXTON, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 29, 1995

                                                     1995                1994                1993
                                                --------------      --------------      --------------
Reserve for doubtful accounts:   (1)
- ------------------------------

Balance, beginning of year                       $ 3,701,000         $ 4,353,000         $ 3,671,000

Add (deduct)-

   Additions charged to income                     1,310,000           2,524,000           4,207,000

   Reserve balance of acquired company               479,000              -                   -

   Accounts written off                           (1,494,000)         (3,176,000)         (3,525,000)

                                                --------------      --------------      --------------
Balance, end of year                             $ 3,996,000         $ 3,701,000         $ 4,353,000
                                                --------------      --------------      --------------
                                                --------------      --------------      --------------

Restructuring reserve:
- ----------------------

Balance, beginning of year                       $14,936,000         $28,715,000         $    -

Add (deduct)-

   Additions charged to income                        -                   -               31,000,000

   Utilization                                    (5,159,000)        (13,779,000)         (2,285,000)

                                                --------------      --------------      --------------
Balance, end of year                             $ 9,777,000         $14,936,000         $28,715,000
                                                --------------      --------------      --------------
                                                --------------      --------------      --------------
Accrued insurance expenses and other:
- -------------------------------------

Balance, beginning of year                       $17,455,000         $14,220,000         $12,167,000

Add (deduct)-

   Additions charged to income                    20,812,000          21,975,000         $25,439,000

   Employee contributions                          5,482,000           4,222,000           3,599,000

   Payments                                      (26,157,000)        (22,962,000)        (26,985,000)

                                                --------------      --------------      --------------
Balance, end of year                             $17,592,000         $17,455,000         $14,220,000
                                                --------------      --------------      --------------
                                                --------------      --------------      --------------

(1) Balances restated to reflect sale of discontinued Tone Brothers, Inc. subsidiary in October 1994.


Exhibit No.                     Description
- -----------                     -----------

10.6                  Junior Demand Promissory Note dated March 31, 1995 by
                      Mark Van Stekelenburg and Mirjam Van Stekelenburg
10.16.3               Lease supplement, among Lessee and the Lessors, dated as
                      of April 29, 1994
10.16.4               Lease supplement, among Lessee and the Lessors, dated as
                      of January 27, 1995
10.16.5               Lease supplement, among Lessee and the Lessors, dated as
                      of April 18, 1995
13                    Selected Portions of 1995 Annual Report to Shareholders
21                    Subsidiaries of Rykoff-Sexton, Inc.
24.1                  Power of Attorney of R. Burt Gookin
24.2                  Power of Attorney of James I. Maslon
24.3                  Power of Attorney of James P. Miscoll
24.4                  Power of Attorney of Neil I. Sell
24.5                  Power of Attorney of Bernard Sweet
24.6                  Power of Attorney of Robert G. Zeller
27                    Financial Data Schedule