Form 10-Q
period 1995-07-29
RYKOFF SEXTON INC
filed 1995-09-12
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 29, 1995

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from              to


                           Commission File Number 0-8105

                                RYKOFF-SEXTON, INC.
               (Exact name of registrant as specified in its charter)

           Delaware                                       95-2134693
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

          1050 Warrenville Rd.
             Lisle, Illinois                                60532
 (Address of principal executive offices)                 (Zip Code)
                                      (708) 964-1414
                    (Registrant's telephone number, including area code)

       Former Address: 761 Terminal Street, Los Angeles, California 90021 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes  ( X )     No  (    )

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding at
Class of Common Stock Stock                           August 31, 1995
---------------------------                           ---------------
      $.10 par value                                   14,656,165  shares

                               RYKOFF-SEXTON, INC.

                                      INDEX

                                                            Page
                                                            No.
                                                            ----

Part I.  Financial Information

     Item l. Financial Statements

        Condensed Consolidated Balance Sheets
          July 29, 1995 and April 29, 1995                  2

        Condensed Consolidated Statements of Income
          Three Months ended July 29, 1995 and
          July 30, 1994                                     3

        Condensed Consolidated Statements of Cash Flows
          Three Months ended July 29, 1995 and
           July 30, 1994                                    4

        Notes to Condensed Consolidated Financial
          Statements                                        5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                   6-7

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K            8

Signatures                                                  9

                               RYKOFF-SEXTON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                     ASSETS


                                        July 29,    April 29,
                                          1995         1995
Current assets
     Cash                                $3,177      $4,959
     Accounts receivable, net           159,539     151,379
     Inventories                        150,445     138,122
     Prepaid expenses                    23,545      24,979
                                       --------    --------
           Total current assets         336,706     319,439


Property, plant and equipment, net      188,136     176,109

Other assets, net                        28,213      28,520
                                       --------    --------
Total assets                           $553,055    $524,068
                                       --------    --------
                                       --------    --------


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable                   $88,090     $97,623
     Accrued liabilities                 53,757      60,200
                                       --------    --------
           Total current liabilities    141,847     157,823
                                       --------    --------
Long-term debt, less current portion    188,546     146,536
                                       --------    --------
Deferred income taxes                    11,073      11,073
                                       --------    --------
Other long-term liabilities               1,907       2,096
                                       --------    --------
Shareholders' equity

     Common stock, at stated value        1,504       1,498
     Additional paid-in capital          93,403      92,507
     Retained earnings                  119,368     117,161
                                       --------    --------
                                        214,275     211,166

     Less: treasury stock, at cost      (4,593)     (4,626)
                                       --------    --------
           Total shareholders' equity   209,682     206,540
                                       --------    --------
           Total liabilities and
           shareholders' equity        $553,055    $524,068
                                       --------    --------
                                       --------    --------

     See accompanying notes to condensed consolidated financial statements.

                               RYKOFF-SEXTON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in Thousands Except Per Share Amounts)

                                     Three Months Ended
                                     ------------------
                                                  July 30,
                                      July 29,      1994
                                        1995     (Restated)
                                      --------    --------
Net sales                             $421,771    $380,378

Cost of sales                          335,579     298,912
                                      --------    --------
Gross profit                            86,192      81,466

Warehouse, selling, general
and administrative expenses             78,638      74,779
                                      --------    --------
Income from operations                   7,554       6,687

Interest expense                         3,146       3,089
                                      --------    --------
Income from continuing operations
  before income taxes                    4,408       3,598


Provision for income taxes               1,763       1,475
                                      --------   ---------
Income from continuing operations        2,645       2,123

Loss from discontinued operations,
  net of tax benefits                     ---        (173)
                                      --------    --------

Net income                              $2,645      $1,950
                                      --------    --------
                                      --------    --------

Weighted average number of
  shares outstanding                    14,898      14,696
                                      --------    --------
                                      --------    --------

Earnings per share:
  Income from continuing operations    $  0.18     $  0.15
  Loss from discontinued operations      ---         (0.01)
                                      --------    --------
                                       $  0.18     $  0.14
                                      --------    --------
                                      --------    --------
Cash dividends per share               $  0.03      $---
                                      --------    --------
                                      --------    --------


     See accompanying notes to condensed consolidated financial statements.

                               RYKOFF-SEXTON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                 Three Months Ended
                                                ------------------------

                                                               July 30,
                                                 July 29,        1994
                                                   1995       (Restated)
                                                ----------     ---------
Cash flows from operating activities
  Net income                                      $2,645        $1,950
  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                    4,444         4,351
  Gain on sale of property, plant and equipment      (86)          ---
  Net loss from discontinued operations              ---           173
  Other                                             (140)         (114)
  Changes in assets and liabilities:
    (Increase) in accounts receivable             (8,160)       (4,156)
    (Increase) in inventories                    (12,323)       (8,306)
    Decrease in prepaid expenses                   1,434         1,104
    Decrease in accounts payable
      and accrued liabilities                    (15,875)      (15,488)
                                                 --------      --------
Net cash (used in) operating activities          (28,061)      (20,486)
                                                 --------      --------
Cash flows from investing activities
  Capital expenditures                           (16,337)      (15,524)
  Proceeds from disposal of property,
  plant and equipment                                183           ---
  Net cash used in discontinued operations           ---        (6,041)
                                                 --------      --------
Net cash (used in) investing activities          (16,154)      (21,565)
                                                 --------      --------
Cash flows from financing activities
  Principal payments of long-term debt               (46)          (63)
  Increase under credit line                      42,000        35,000
  Issuance of common stock                           936            85
  Dividends Paid                                    (438)          ---
  Other                                              (19)          (79)
                                                 --------      --------
Net cash provided by financing activities         42,433        34,943
                                                 --------      --------
Net (decrease) in cash and cash equivalents       (1,782)       (7,108)
Cash and cash equivalents at beginning of period   4,959         9,830
                                                 --------      --------
Cash and cash equivalents at end of period        $3,177        $2,722
                                                 --------      --------
                                                 --------      --------
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                      $6,795        $6,525
    Income taxes                                     206         1,821
                                                 --------      --------
                                                 --------      --------


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

2. The foregoing financial information, not examined by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary to present fairly the information purported to be shown and is not necessarily indicative of the results of the operations for the entire year ending April 27, 1996.

3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

   The weighted average number of shares outstanding and earnings per share included in the financial statements have been adjusted for a 5-for-4 stock split in the 1995 third fiscal quarter.

   The cash dividends of $0.03 per share represent the second semi-annual payment in the 1996 first fiscal quarter. No payments were made in the comparable fiscal year quarter since the payment of semi-annual cash dividends was reinstated in the 1995 third fiscal quarter.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):

                                          July 29,     April 29,
                                            1995         1995
                                          --------    ----------

                Finished Goods            $143,735      $132,109
                Raw Materials             $  6,710      $  6,013
                                          --------      --------
                                          $150,445      $138,122
                                          --------      --------
                                          --------      --------

5. The Company disposed of its Tone Brothers, Inc. (Tone) subsidiary in October 1994. The accompanying prior year financial statements have been restated to exclude Tone's operating results from the Company's continuing operations.

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

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:




                                              Comparison of
                                           Three Months Ended
                                      July 29, 1995 & July 30, 1994
                                      -----------------------------
Net sales                              $41,393              10.88%

Cost of sales                           36,667              12.27

Warehouse, selling, general
  and administrative expenses            3,859               5.16

Interest expense                            57               1.85

Income from continuing operations before
  income taxes                             810              22.51

Provision for income taxes                 288              19.53

Income from continuing operations          522              24.59

Loss from discontinued operations, net
  of tax benefit                           173            (100.00)

Net income                                 695              35.64

                                 6

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the quarter ended July 29, 1995, sales increased $41.4 million or 10.9% from the comparable prior year quarter. This sales increase resulted from the introduction of new product lines and new sales and marketing strategies. Same branch sales increased 4.3% for the quarter.

         Cost of sales for the quarter ended July 29, 1995 increased $36.7 million or 12.3% to $335.6 million as compared with $298.9 million for the first quarter of fiscal 1995. This resulted in a decrease in the gross profit margin to 20.4% from 21.4%, due to the Company's fundamental shift toward becoming a full-line distributor and offering additional product categories, such as fresh meats and produce. Warehouse, selling, general and administrative expenses as a percentage of sales decreased to 18.6% from 19.7% last year due to the Company's progress in containing costs and improving operating efficiencies under its Project Results program.

         Interest expense for the quarter ended July 29, 1995 was comparable to the same period in the prior year quarter. The effective tax rates for the three month period ended July 29, 1995 and July 30, 1994 were comparable at 40% and 41%, respectively.

         Net income for the quarter ended July 29, 1995 increased by $0.7 million to $2.6 million from $1.9 million in the comparable prior last year. The primary reasons accounting for this improvement were increased sales and reduced operating expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 1996, cash used for operations was $28.1 million compared to $20.5 million for the comparable period in fiscal 1995. This increase was primarily due to the increase in accounts receivable and inventories. Cash flows used in investing activities for the first quarter of fiscal 1996 consisted of capital expenditures of $16.3 million compared to $15.5 million for the comparable period in fiscal 1995. This increase is attributable to the construction of the new Cincinnati and Los Angeles distribution centers. Net cash used in investing activities for the three months ended July 29, 1995 decreased by $5.4 million compared to the same period in fiscal 1995. This resulted primarily from the absence of net cash used in discontinued operations. Cash provided by financing activities was $42.4 million for the three months ended July 29, 1995 compared to $34.9 million for the comparable period in fiscal 1995. This increase was primarily due to increased borrowings under the Company's bank credit line. Cash utilization of the restructuring reserve during the first quarter of fiscal 1996 approximated $4.4 million.

         Working capital at July 29, 1995 was $194.9 million compared to $161.6 million at April 29, 1995. The current ratio was 2.4:1 at July 29, 1995 compared with 2.0:1 at April 29, 1995. As of July 29, 1995, total current assets represented approximately 61% of the total assets of the Company.

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

                                        RYKOFF-SEXTON, INC.



Date:    September 11, 1995             /s/MARK VAN STEKELENBURG
                                        -------------------------
                                        Mark Van Stekelenburg
                                        President and Chief
                                          Executive Officer



Date:    September 11, 1995             /s/RICHARD J. MARTIN
                                        ------------------------
                                        Richard J. Martin
                                        Senior Vice President and
                                          Chief Financial Officer



Date:    September 11, 1995             /s/JAMES C. WONG
                                        ------------------------
                                        James C. Wong
                                        Corporate Controller