Form 10-Q
period 1995-10-28
RYKOFF SEXTON INC
filed 1995-12-12
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 1995

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

                    Yes  ( X )          No  (   )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
          Class of Common Stock         November 30, 1995
          ---------------------         -----------------
               $.10 par value           14,801,147 shares

                               RYKOFF-SEXTON, INC.

                                      INDEX

                                                                           Page
                                                                           No.

Part I.  Financial Information

         Item l. Financial Statements

            Condensed Consolidated Balance Sheets
            October 28, 1995 and April 29, 1995                              1

            Condensed Consolidated Statements of Income
             Three Months and Six Months ended
             October 28, 1995 and October 29, 1994                           2

            Condensed Consolidated Statements of Cash Flows
             Six Months ended October 28, 1995 and
             October 29, 1994                                                3

            Notes to Condensed Consolidated Financial
             Statements                                                     4-5

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           6-8

Part II.  Other Information

         Item 3.  Exhibits and Reports on Form 8-K                           9

Signatures                                                                  10

                               RYKOFF-SEXTON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                     ASSETS


Current assets                               October 28,1995     April 29,1995
                                             ---------------     -------------
     Cash and cash equivalents                    $16,928             $4,959
     Accounts receivable, net                     172,391            151,379
     Inventories                                  157,889            138,122
     Prepaid expenses                              23,187             24,979
                                             ---------------     -------------
          Total current assets                    370,395            319,439


Property, plant and equipment, net                203,578            176,109

Other assets, net                                  30,116             28,520
                                             ---------------     -------------
          Total assets                           $604,089           $524,068
                                             ---------------     -------------
                                             ---------------     -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Short-term debt                              $73,000            $------
     Accounts payable                             116,811             97,623
     Accrued liabilities                           54,098             60,200
                                             ---------------     -------------
          Total current liabilities               243,909            157,823
                                             ---------------     -------------

Long-term debt, less current portion              132,568            146,536
                                             ---------------     -------------
Deferred income taxes                              11,073             11,073
                                             ---------------     -------------
Other long-term liabilities                         1,816              2,096
                                             ---------------     -------------
Shareholders' equity

     Common stock, at stated value                  1,513              1,498
     Additional paid-in capital                    95,004             92,507
     Retained earnings                            122,245            117,161
                                             ---------------     -------------
                                                  218,762            211,166

     Less: treasury stock, at cost                (4,039)            (4,626)
                                             ---------------     -------------
          Total shareholders' equity              214,723            206,540
                                             ---------------     -------------
          Total liabilities and
           shareholders' equity                  $604,089           $524,068
                                             ---------------     -------------
                                             ---------------     -------------

      See accompanying notes to condensed consolidated financial statements.

                               RYKOFF-SEXTON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in Thousands Except Per Share Amounts)

                                              Three Months Ended                       Six Months Ended
                                       -------------------------------         -------------------------------
                                       October 28,         October 29,         October 28,         October 29,
                                           1995                1994                1995                1994
                                       -----------         -----------         -----------         -----------
Net sales                                 $440,545            $392,748            $862,316            $773,126

Cost of sales                              352,451             308,702             688,030             607,615
                                       -----------         -----------         -----------         -----------

Gross profit                                88,094              84,046             174,286             165,511

Warehouse, selling, general
 and administrative expenses                85,527              74,426             164,165             149,204

Reversal of restructuring
 reserves                                  (6,441)                 ---             (6,441)                 ---
                                       -----------         -----------         -----------         -----------

Income from operations                       9,008               9,620              16,562              16,307

Interest expense                             4,213               2,862               7,359               5,951
                                       -----------         -----------         -----------         -----------

Income from continuing operations
 before income taxes                         4,795               6,758               9,203              10,356

Provision for income taxes                   1,918               2,771               3,681               4,246
                                       -----------         -----------         -----------         -----------

Income from continuing operations            2,877               3,987               5,522               6,110

Discontinued operations:
 Income from discontinued operations,
   net of income taxes                         ---                 310                 ---                 137
 Gain on disposal of discontinued
   operations, net of income taxes             ---              23,359                 ---              23,359
                                       -----------         -----------         -----------         -----------

Net income                                 $ 2,877             $27,656            $  5,522             $29,606
                                       -----------         -----------         -----------         -----------
                                       -----------         -----------         -----------         -----------

Weighted average number of
 shares outstanding                         15,068              14,680              14,991              14,677
                                       -----------         -----------         -----------         -----------
                                       -----------         -----------         -----------         -----------

Earnings per share:
  Income from continuing operations       $   0.19            $   0.27            $   0.37            $   0.42
  Income from discontinued operations          ---                 .02                 ---                 .01
  Gain on disposal of discontinued
    operations                                 ---                1.59                 ---                1.59
                                       -----------         -----------         -----------         -----------
                                          $   0.19             $  1.88            $   0.37             $  2.02
                                       -----------         -----------         -----------         -----------
                                       -----------         -----------         -----------         -----------

Cash dividends per share                   $   ---             $   ---            $   0.03             $   ---
                                       -----------         -----------         -----------         -----------
                                       -----------         -----------         -----------         -----------

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                           Six Months Ended
                                                                ------------------------------------

                                                                October 28, 1995    October 29, 1994
                                                                ----------------    ----------------
Cash flows from operating activities--
   Net income                                                             $5,522             $29,606
   Adjustments to reconcile net income to net
    cash provided by operating activities --
   Deferred gain in sale and leaseback transaction                          (281)               (228)
   Depreciation and amortization                                           8,935               8,435
   Gain on disposal of discontinued operations                              ----             (23,359)
   Gain on sale of property, plant and equipment                            (164)               (381)
   Net income from discontinued operations                                  ----                (137)
   Changes in assets and liabilities:
        (Increase) in accounts receivable                                (21,012)            (11,618)
        (Increase) in inventories                                        (18,268)            (20,264)
        Decrease in prepaid expenses                                       1,792               1,034
        Increase in accounts payable
         and accrued liabilities                                          13,448              17,344
                                                                ----------------    ----------------


Net cash provided by (used in) operating activities                      (10,028)                432
                                                                ----------------    ----------------

Cash flows from investing activities --
   Capital expenditures                                                  (36,028)            (35,149)
   Net cash used in discontinued operations                                 ----             (11,173)
   Proceeds from disposal of property, plant and equipment                   299               1,305
   Proceeds from sale of discontinued operations                            ----              96,000
   Cost of acquisition                                                    (3,833)               ----
                                                                ----------------    ----------------
Net cash provided by (used in) investing activities                      (39,562)             50,983
                                                                ----------------    ----------------

Cash flows from financing activities--
   Principal payments of long-term debt                                      (80)               (128)
   Increase (decrease) under credit line                                  59,000             (21,000)
   Issuance of common stock                                                3,096                  87
   Dividends paid                                                           (438)               ----
   Other                                                                     (19)               (166)
                                                                ----------------    ----------------
Net cash provided by (used in) financing activities                       61,559             (21,207)
                                                                ----------------    ----------------

Net  increase in cash and cash equivalents                                11,969              30,208
Cash and cash equivalents at beginning of period                           4,959               9,830
                                                                ----------------    ----------------
Cash and cash equivalents at end of period                               $16,928             $40,038
                                                                ----------------    ----------------
                                                                ----------------    ----------------
Supplemental disclosures of cash flow information --
Cash paid during the period for:
     Interest                                                             $6,719              $7,578
     Income Taxes                                                          1,693               4,087
                                                                ----------------    ----------------
                                                                ----------------    ----------------

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

     The weighted average number of shares outstanding and earnings per share included in the financial statements have been adjusted for a 5-for-4 stock split distributed in the 1995 third fiscal quarter.

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):

                                             October 28,         April 29,
                                                   1995              1995
                                                   ----              ----
               Finished Goods                  $151,040          $132,109
               Raw Materials                   $  6,849          $  6,013
                                               --------          --------

                                               $157,889          $138,122
                                               --------          --------
                                               --------          --------


5. During 1993 the Company recorded a restructuring charge of $31 million to cover costs associated with a planned business reorganization. This reorganization was completed during the second quarter of the current year. With the completion of the reorganization program, the Company reversed the remaining unused portion of the original $31 million charge. This reversal, totalling $6.4 million, related primarily to over estimates of facility closures which partly offsets expenses associated with the Los Angeles move included in warehouse, selling, general and administrative expenses.

6. In October 1994, the Company sold all of the stock of Tone Brothers, Inc. ("Tone") to Burns Philp, Inc. ("Burns Philp"). The sale agreement provides for arbitration in the case of a dispute and Burns Philp has filed a notice of arbitration in which it claims contract and fraud damages in excess of $57 million in connection with the purchase of Tone. In management's opinion, based on consultation with legal counsel, the sale agreement should limit any claims for breach of representations under the sale agreement to a maximum of $25 million.

7. In November 1995, the Company acquired substantially all of the assets of H&O Foods, Inc., a privately owned Nevada corporation ("H&O"). H&O is a regional, full-line institutional foodservice distributor serving Nevada, California and Arizona.

     The Company paid approximately $30,700,000 in payment of the purchase price for the assets acquired, subject to certain post-closing purchase price adjustments. The aggregate consideration consisted of approximately $5,500,000 in cash, the issuance of unsecured promissory notes in the amounts of $5,305,000 and $21,350,000 and the assumption of certain H&O liabilities.

     Additionally, on December 5, 1995, the Company announced that it had entered into a letter of intent with U.S. Foodservice, Inc. ("U.S. Foodservice") regarding a possible aquisition of U.S. Foodservice and will begin negotiating definitive documentation.

     U.S. Foodservice, with 1994 net sales of approximately $1.5 billion, is a distributor of food and related non-foods to the foodservice industry, serving more than 35,000 customers in over 30 states, primarily in the Southeastern, Southwestern and Mid-Atlantic regions.

     Under the letter of intent, upon consummation of the proposed transaction, each share of U.S. Foodservice common stock would be exchanged for $25 in value of the Company's common stock, subject to a maximum of 1.457 and a minimum of 1.244 shares of the Company's common stock. Assuming approximately 8.8 million shares of U.S. Foodservice common stock outstanding, a maximum of approximately 12.9 million and a minimum of approximately 11.0 million shares of the Company's common stock would be issuable upon consummation of the proposed transaction. The Company currently has approximately 14.8 million shares of common stock outstanding. Treatment of the outstanding options to acquire approximately 1 million shares of U.S. Foodservice is to be determined. The letter of intent also provides for the redemption of the preferred stock of U.S. Foodservice for approximately $50.5 million in cash (plus accrued and unpaid interest from October 15, 1995) and the assumption or refinancing of approximately $350 million of U.S. Foodservice's currently outstanding debt.

     Execution of a definitive agreement is subject to a number of conditions, including negotiation of a mutually satisfactory definitive agreement, receipt of commitments to refinance substantially all of the existing debt of the combined companies, obtaining necessary Board approvals, and satisfactory completion of due diligence. Any combination of the Company and U.S. Foodservice also will require receipt of shareholder and regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:




                                                                        Comparison of
                                                ------------------------------------------------------------
                                                 Three Months Ended                       Six Months Ended
                                                  October 28, 1995                        October 28, 1995
                                                and October 29, 1994                    and October 29, 1994
                                                --------------------                    --------------------
                                                                  Increases (Decreases)
                                                                 (Amounts in Thousands)
Net sales                                       $47,797    12.17%                       $89,190    11.54%

Cost of sales                                    43,749     14.17                        80,415     13.23

Warehouse, selling, general
  and administrative expenses                    11,101     14.92                        14,961     10.03

Reversal of restructuring reserves                6,441    100.00                         6,441    100.00

Interest expense                                  1,351     47.20                         1,408     23.66

Income from continuing operations
  before income taxes                            (1,963)   (29.05)                       (1,153)   (11.13)

Provision for income taxes                         (853)   (30.78)                         (565)   (13.31)

Income from continuing operations                (1,110)   (27.84)                         (588)    (9.62)

Discontinued operations:

  Income from discontinued operations,
    net of income taxes                            (310)  (100.00)                         (137)  (100.00)

  Gain on disposal of discontinued
    operations, net of income taxes             (23,359)  (100.00)                      (23,359)  (100.00)

Net income                                      (24,779)   (89.60)                      (24,084)   (81.35)

                                                                  6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended October 28, 1995, sales increased $47.8 million or 12.2% from the comparable prior year quarter. For the six month period, sales increased $89.2 million or 11.5% to $862.3 million from $773.1 million in the prior period. The sales increases for these periods resulted from the introduction of new product lines, new sales and marketing strategies and acquisitions. Same branch sales increased 3.6% and 4.2%, respectively, for the quarter and six months ended October 28, 1995.

     Cost of sales for the three month period ended October 28, 1995 increased $43.7 million or 14.2% to $352.5 million and, on a year to date basis, increased $80.4 million or 13.2% to $688.0 million. This resulted in a decrease in the gross profit margin to 20.0% from 21.4% in the comparable prior year quarter and, on a year to date basis, to 20.2% from 21.4% last year. These declines were primarily due to the Company's fundamental shift toward becoming a full-line distributor and offering additional product categories, such as meats, poultry and seafood. Warehouse, selling, general and administrative expenses as a percentage of sales for the quarter increased to 19.4%, compared with 19.0% a year ago. This increase was due to start up expenses associated with the move of the Los Angeles distribution center and increased selling expenses arising from the implementation of new ordering systems. On a year-to-date basis, these expenses have decreased to 19.0% from 19.3% last year due to the Company's progress in containing costs and improving operating efficiencies under its Project Results program. The reversal of restructuring reserves for $6.4 million resulted from finalization of the provision established in 1993, which offsets expenses associated with the Los Angeles move included in warehouse, selling, general and administrative expenses.

     Interest expense for the three and six month periods ended October 28, 1995 increased by $1.4 million in both periods primarily due to increased borrowing levels, higher interest rates and a lower capitalized interest amount. The effective tax rates for the three and six month periods ended October 28, 1995 and October 29, 1994 were comparable at 40% and 41%, respectively.

     Income from continuing operations for the three month period ended October 28, 1995 decreased by $1.1 million to $2.9 million. For the six months ended October 28, 1995, income from continuing operations decreased by $0.6 million to $5.5 million. Results for these periods were impacted by a slowdown in sales growth at various locations throughout the country, changing customer mix, the accelerated growth of newer product categories, such as meats, poultry and seafood, that typically carry lower margins, and by increased interest expense.

     In October 1994, the Company sold all of the stock of Tone Brothers, Inc., ("Tone") which resulted in a gain of $23.4 million, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended October 28, 1995, cash used in operations was $10.0 million compared to cash provided by operations of $0.4 million for the comparable period in fiscal 1995. The net cash used in operations was primarily due to increases in accounts receivable and inventories, offset by the increase in accounts payable and accrued liabilities. Cash flows used in investing activities for the six months ended October 28, 1995 consisted primarily of capital expenditures of $36.0 million compared to $35.1 million for the comparable period in fiscal 1995. The increase in capital expenditures is attributable to the construction of the new Cincinnati distribution center.
For the comparable period in fiscal 1995, net cash provided by investing activities of $51.0 million resulted from the proceeds of $96.0 million on the sale of Tone, offset by net cash used in discontinued operations of $11.2 million. Cash provided by financing activities was $61.6 million for the six months ended October 28, 1995 compared to cash used in financing activities of $21.2 million for the comparable period in fiscal 1995. The change was primarily due to increased borrowings under the Company's bank credit line.

     Working capital at October 28, 1995 was $126.5 million compared to $161.6 million at April 29, 1995. The current ratio was 1.5:1 at October 28, 1995 compared with 2.0:1 at April 29, 1995. As of October 28, 1995, total current assets represented approximately 61.3% of the total assets of the Company.

                         PART II.     OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1.5 Seventh Amendment to Credit Agreement between Rykoff-Sexton, Inc. and Bank of America National Trust and Savings Association dated as of October 30, 1995

               27        Financial Data Schedule

          (b)  Reports on Form 8-K

               None filed for the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RYKOFF-SEXTON, INC.



Date:   December 11, 1995                  /s/MARK VAN STEKELENBURG
                                        ------------------------------
                                              Mark Van Stekelenburg
                                              President and Chief
                                               Executive Officer



Date:   December 11, 1995                  /s/RICHARD J. MARTIN
                                        ------------------------------
                                              Richard J. Martin
                                              Senior Vice President and
                                               Chief Financial Officer



Date:   December 11, 1995                  /s/JAMES C. WONG
                                        ------------------------------
                                              James C. Wong
                                              Treasurer