Form 10-Q
period 1996-01-27
RYKOFF SEXTON INC
filed 1996-03-12
CIK 85973

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(MARK ONE)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   For the quarterly period ended January 27, 1996

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

                    Yes  ( X )          No  (    )

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                  Outstanding at
               Class of Common Stock              March 5, 1996
               ---------------------              --------------
                    $.10 par value                14,800,032 shares

                                 RYKOFF-SEXTON, INC.

                                        INDEX
                                       -------
                                                                            Page
                                                                             No.
                                                                            ----

Part I.  Financial Information

     Item l. Financial Statements

          Condensed Consolidated Balance Sheets
          January 27, 1996 and April 29, 1995                                 1

          Condensed Consolidated Statements of Income
            Three Months and Nine Months ended
            January 27, 1996 and January 28, 1995                             2

          Condensed Consolidated Statements of Cash Flows
            Nine Months ended January 27, 1996 and
            January 28, 1995                                                  3

          Notes to Condensed Consolidated Financial
            Statements                                                      4-7

     Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition                   8-11

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                                    13

                                 RYKOFF-SEXTON, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in Thousands)

                                        ASSETS



                                                January 27,         April 29,
                                                   1996               1995
                                               -----------         ---------
Current Assets
     Cash and cash equivalents                      $6,628            $4,959
     Accounts receivable, net                      176,785           151,379
     Inventories                                   161,642           138,122
     Prepaid expenses                               27,692            24,979
                                               -----------         ---------
               Total current assets                372,747           319,439


Property, plant and equipment, net                 208,939           176,109

Goodwill, net                                       42,185            21,920

Other assets, net                                    7,860             6,600
                                               -----------         ---------
               Total assets                       $631,731          $524,068
                                               -----------         ---------
                                               -----------         ---------


                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Short-term debt                              $ 97,000             $  ---
     Accounts payable                              104,517             97,623
     Accrued insurance expenses and other           13,882             17,748
     Accrued liabilities                            31,792             42,263
     Current portion of long-term debt              18,888                189
                                                  ---------          ---------
              Total current liabilities            266,079            157,823
                                                  ---------          ---------
Long-term debt, less current portion               137,891            146,536
                                                  ---------          ---------
Deferred income taxes                               11,073             11,073
                                                  ---------          ---------
Other long-term liabilities                          1,676              2,096
                                                  ---------          ---------
Shareholders' equity
       Common stock, at stated value                 1,513              1,498
       Additional paid-in capital                   95,136             92,507
       Retained earnings                           122,343            117,161
                                                  ---------          ---------
                                                   218,992            211,166

       Less: treasury stock, at cost                (3,980)            (4,626)
                                                  ---------          ---------
            Total shareholders' equity             215,012            206,540
            Total liabilities and shareholders'   ---------          ---------
              equity                              $631,731           $524,068
                                                  ---------          ---------
                                                  ---------          ---------



   See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands Except Per Share Amounts)




                                          Three Months Ended                 Nine Months Ended
                                     ---------------------------      ---------------------------
                                      January 27,     January 28,      January 27,     January 28,
                                         1996           1995             1996            1995
                                     ---------------------------      ---------------------------
Net Sales                            $452,379        $379,601       $1,314,695      $1,152,727

Cost of sales                         365,697         300,685        1,053,727         908,300
                                     ---------       ---------      -----------     -----------

Gross profit                           86,682          78,916          260,968         244,427


Warehouse, selling, general
 and administrative expenses           80,698          75,163          244,863         224,367

Reversal of restructuring reserves        ---             ---           (6,441)            ---
                                     ---------       ---------      -----------     -----------

Income from operations                  5,984           3,753           22,546          20,060

Interest expense                        5,093           2,234           12,452           8,185
                                     ---------       ---------      -----------     -----------
Income from continuing operations
  before income taxes                     891           1,519           10,094          11,875

Provision for income taxes                347             623            4,028           4,869
                                     ---------       ---------      -----------     -----------

Income from continuing operations         544             896            6,066           7,006

Discontinued operations:
  Income from discontinued operations,
    net of income taxes                   ---             ---              ---             137

Gain on disposal of discontinued
    operations, net of income taxes       ---             ---              ---          23,359
                                     ---------       ---------      -----------     -----------

Net income                              $ 544            $896           $6,066         $30,502
                                     ---------       ---------      -----------     -----------
                                     ---------       ---------      -----------     -----------

Weighted average number of
  shares outstanding                   15,039          14,668           14,965          14,663
                                     ---------       ---------      -----------     -----------
                                     ---------       ---------      -----------     -----------

Earnings per share (See Note 3):
 Income from continuing operations     $ 0.04          $ 0.06           $ 0.41          $ 0.48

Income from discontinued operations       ---           ---               ---             0.01
 Net gain on disposal of discontinued
 operations                               ---           ---               ---             1.59
                                     ---------       ---------      -----------     -----------

                                       $ 0.04          $ 0.06          $  0.41            2.08
                                     ---------       ---------      -----------     -----------
                                     ---------       ---------      -----------     -----------


Cash dividends per share               $ 0.03            ---           $  0.06            ---
                                     ---------       ---------      -----------     -----------
                                     ---------       ---------      -----------     -----------


        See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON,  INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)


                                                       Nine Months Ended
                                                 -------------------------------
                                                    January 27,      January 28,
                                                      1996              1995
                                                   ----------         --------

Cash flows from operating activities--                $6,066           $30,502
   Net income
   Adjustments to reconcile net income to net
    cash provided by operating activities --
   Depreciation and amortization                      13,959            12,720
   Gain on disposal of discontinued operations          ----           (23,359)
   Gain on sale of property, plant and equipment        (126)             (329)
   Net income from discontinued operations               ---              (137)
   Other                                                (421)             (342)
   Changes in assets and liabilities:
       Increase in accounts receivable               (15,034)           (1,319)
       Increase in inventories                       (15,311)          (18,434)
       (Increase) decrease in prepaid expenses        (2,500)              347
       Decrease in accounts payable
          and accrued liabilities                    (17,822)             (193)
                                                     --------          --------
   Net cash used in operating activities             (31,189)             (544)
                                                     --------          --------

Cash flows from investing activities --
   Capital expenditures                              (40,490)          (42,695)
   Proceeds from disposal of property,
   plant and equipment                                   529             2,105
   Proceeds from sale of discontinued operations         ---            96,000
   Cost of acquisition                                (8,542)              ---
   Other                                              (1,361)           (1,562)
   Net cash (used in) discontinued operations            ---           (30,002)
                                                     --------          --------
Net cash (used in) provided by investing
  activities                                         (49,864)           23,846
                                                     --------          --------
Cash flows from financing activities--
   Principal payments of long-term debt               (2,684)             (182)
   Increase (decrease) under credit line              83,000           (21,000)
   Payment of finance costs                              ---              (164)
   Issuance of common stock                            3,290               580
   Dividends paid                                       (884)              ---
                                                     --------          --------
Net cash provided by (used in) financing
  activities                                          82,722           (20,766)
                                                     --------          --------

Net  increase in cash and cash equivalents             1,669             2,536
Cash and cash equivalents at beginning of period       4,959             9,830
                                                     --------          --------
Cash and cash equivalents at end of period            $6,628           $12,366
                                                     --------          --------
                                                     --------          --------

Supplemental disclosures of cash flow
  information --

Cash paid during the period for:
   Interest                                          $17,491           $12,809
   Income Taxes                                        1,715            20,416
                                                     --------          --------
                                                     --------          --------


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

4. Inventories are carried at the lower of cost (first-in, first-out) or market and are summarized as follows (amounts in thousands):




                                              January 27,            April 29,
                                                 1996                  1995
                                              ----------             --------
          Finished Goods                       $154,529              $132,109
          Raw Materials                        $  7,113              $  6,013
                                             ----------             --------
                                               $161,642              $138,122
                                             ----------             --------
                                             ----------             --------



5. During fiscal 1993 the Company recorded a restructuring charge of $31 million to cover costs associated with a planned business reorganization. This reorganization was completed during the second quarter of the current year. With the completion of the reorganization program, the Company reversed the remaining unused portion of the original $31 million charge. This unused portion, totaling $6.4 million, related primarily to over estimates of facility closures and partly offsets expenses associated with the relocation of the Los Angeles distribution center included in warehouse, selling, general and administrative expenses.

6. In October 1994, the Company sold all of the stock of its then wholly-owned subsidiary, Tone Brothers, Inc. ("Tone") to Burns Philp, Inc. ("Burns Philp"). The sale agreement provides for arbitration in the case of a dispute and Burns Philp has filed a notice of arbitration in which it claims contract and fraud damages in excess of $57 million in connection with the purchase of Tone. In management's opinion, based on consultation with legal counsel, the sale agreement should limit any claims for breach of representations under the sale agreement to a maximum of $25 million.

    The Company believes it has substantial legal and factual defenses to the Burns Philp claims and is defending itself vigorously in the matter. The evidentiary hearing was concluded on February 13, 1996 and the Company and Burns Philp are briefing the issues addressed during the evidentiary hearing. Final arguments have been set for April 5, 1996 by the arbitration panel. The outcome of this matter is currently uncertain; however, in management's opinion, based on consultation with legal counsel, the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or its result of operations.

7. In November 1995, the Company acquired substantially all of the assets of H&O Foods, Inc., a privately owned Nevada corporation ("H&O"). H&O is a regional, full-line institutional foodservice distributor serving Nevada, California and Arizona.

    For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, H&O's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $32,277,000, which includes costs of acquisition. The aggregate purchase price, which was financed through available cash resources and issuance of promissory notes, has been allocated to the assets of the company, based upon their respective fair market values. The excess of the purchase price over assets acquired approximated $18,560,000 and is being amortized over forty years.

    In connection with the acquisition, liabilities were assumed as follows (amounts in thousands):



              Fair Value of Assets Acquired                      $42,657

              Unsecured notes issued at acquisition date         (26,480)

              Cash paid                                          (5,797)
                                                                 --------

              Liabilities assumed                                $10,380
                                                                 --------
                                                                 --------

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of H&O had occurred at the beginning of fiscal 1996 and 1995 (dollars in thousands except per share data):



                                                        Pro Forma Period Ended
                                                     -----------------------------
                                                      January 27,      January 28,
                                                         1996             1995
                                                      ------------     -----------
              Net Sales                               $1,381,570       $1,241,142

              Net income from continuing operations        6,240            7,056

              Net income per share from continuing
                operations                            $     0.42       $    0. 48
                                                      ----------       ----------
                                                      ----------       ----------

     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

8. On December 5, 1995, the Company announced that it had entered into a letter of intent with US Foodservice, Inc. ("US Foodservice") regarding a possible acquisition of US Foodservice. On February 2, 1996, the Company, USF Acquisition Corporation, a wholly-owned subsidiary of the Company and US Foodservice signed a definitive agreement and plan of merger pursuant to which US Foodservice will merge with and into USF Acquisition Corporation and US Foodservice will become a wholly-owned subsidiary of the Company.

    The merger, which has been unanimously approved by the board of directors of both companies, is valued at approximately $230 million, exclusive of amounts to be paid to preferred stockholders of US Foodservice and debt of US Foodservice to be refinanced in the transaction. The merger is expected to close in the second calendar quarter of 1996.

    US Foodservice, with 1995 net sales of approximately $1.7 billion, is a distributor of food and related non-foods to the foodservice industry, serving more than 35,000 customers in over 30 states, primarily in the Southeastern, Southwestern and Mid-Atlantic regions.

    Under the merger agreement, upon consummation of the merger, each share of US Foodservice common stock would be exchanged for $25 in value of the Company's common stock, subject to a maximum of 1.457 and a minimum of
    1.244 shares, based on a dollar range of $17.16 to $20.10, of the Company's common stock. A maximum of approximately 12.9 million and a minimum of approximately 11.0 million shares of the Company's common stock would be issued in the transaction. Options and warrants to acquire approximately 1 million shares of US Foodservice will be converted into options and warrants to acquire the Company's common stock according to the merger conversion terms. The redemption price for preferred stock of US Foodservice outstanding as of February 2, 1996 is expected to total approximately $48.6 million in cash.

    The proposed merger is subject to the approvals of shareholders of both the Company and US Foodservice, and appropriate regulatory reviews and approvals. The consummation of the transaction is also subject to the execution of definitive documentation relating to the refinancing of the existing debt of the combined companies.

    The largest shareholders of US Foodservice consist primarily of investment partnerships managed by Merrill Lynch Capital Partners, Inc. or certain of its affiliates. It is expected that, following the transaction, such entities will own a substantial portion of the Company's common stock and will have board representation.

9. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that impairment losses for long-lived assets and identifiable intangibles to be held and used be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this statement by the first quarter of fiscal 1997.

    The Company has yet to evaluate the impact, if any, that this new accounting standard will have on the Company's results of operations and financial position.

10. Certain amounts in the comparative prior year period have been reclassified to conform to the current period's presentation.

                                 RYKOFF-SEXTON, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

A summary of the period to period changes in principal items included in the condensed consolidated statements of income is shown below:



                                                                            Comparison of
                                               ---------------------------------------------------------------
                                               Three Months Ended                          Nine Months Ended
                                                January 27, 1996                            January 27, 1996
                                              and January 28, 1995                        and January 28, 1995
                                              --------------------                        --------------------
                                                                  Increases (Decreases)
                                                                 (Amounts in Thousands)
NET SALES                                       $72,778        19.17%                  $161,968        14.05%

Cost of sales                                    65,012        21.62                    145,427        16.01

Warehouse, selling, general
  and administrative expenses                     5,535         7.36                     20,496         9.14

Reversal of restructuring reserves                  ---          ---                      6,441       100.00

Income from operations                            2,231        59.45                      2,486        12.39

Interest expense                                  2,859       127.98                      4,267        52.13

Income from continuing operations
  before income taxes                              (628)      (41.34)                    (1,781)      (15.00)

Provision for income taxes                         (276)      (44.30)                      (841)      (17.27)

Income from continuing operations                  (352)      (39.29)                      (940)      (13.42)

Discontinued operations:

  Income from discontinued operations,
    net of income taxes                             ---          ---                       (137)     (100.00)

  Gain on disposal of discontinued
    operations, net of income taxes                 ---          ---                    (23,359)     (100.00)

Net income                                         (352)      (39.29)                   (24,436)      (80.11)




                   THREE MONTHS ENDED JANUARY 27, 1996 COMPARED TO
                         THREE MONTHS ENDED JANUARY 28, 1995

The Company's key strategic objectives include becoming a top three broadline distributor in each of its markets, and making selected acquisitions that strengthen its market position and financial results. Consistent with this strategy, the Company acquired substantially all of the assets of Continental Foods ("Continental") during the fourth quarter in fiscal 1995 and substantially all of the assets of H&O in the current quarter. Additionally, subsequent to the third quarter ended January 27, 1996, the Company signed a definitive agreement to acquire US Foodservice (see Note 8 to the Condensed Consolidated Financial Statements on page 6 for further information). Operating results for Continental and H&O have been included since the dates of their acquisitions, which were February 21, 1995 and November 1, 1995, respectively. The three months ended January 27, 1996 is the first quarter in fiscal 1996 that reflects the operating results of both Continental and H&O.

Sales from continuing operations increased $72.8 million or 19.2% over the comparable prior year quarter. Severe weather throughout the East and Midwest negatively affected sales. Otherwise, sales would have increased approximately 20.6% over the same quarter last year. Excluding acquisitions, sales increased 2.8%.

Cost of sales increased $65.0 million or 21.6%, resulting in a decrease in the gross profit margin to 19.2% from 20.8% in the comparable prior year quarter. The acquired operations, which have a lower gross profit rate than the Company's overall business, were a major reason for the margin decline. Excluding the effect of these acquisitions, gross margin for the third quarter would have been 20.1%. The decrease in gross profit for the base business was caused by changes in product mix from newer product lines, such as meats, poultry and seafood, that typically carry lower gross margins and the implementation of new customer programs.

Warehouse, selling, general and administrative expenses as a percentage of sales decreased to 17.8% from 19.8% a year ago. The two acquired locations have lower expenses as a percentage of sales than the overall business. Excluding the effect of acquisitions, operating expenses as a percentage of sales for the quarter would have been 19.2%. The decline in operating expenses from the base business is attributable to ongoing cost reduction efforts.

Interest expense increased by $2.9 million primarily due to increased borrowing levels and a lower capitalized interest amount. Increased borrowings mainly resulted from increases in working capital to support the higher level of sales, as well as the purchases of H&O and Continental.

The decline in effective tax rate to 39% for the quarter from 41% for the comparable prior quarter was primarily attributable to changes in the distribution of income among various states.

Income from continuing operations for the third quarter, historically the weakest period of the fiscal year, decreased by $0.4 million to $0.5 million. This was primarily reflective of the severe winter weather and increased interest expense.

                  NINE MONTHS ENDED JANUARY 27, 1996 COMPARED TO
                         NINE MONTHS ENDED JANUARY 28, 1995

Sales increased $162.0 million or 14.1% over the same period last year. Excluding acquisitions, sales advanced 3.8%. This sales increase resulted from the continued introduction of new product lines and new sales and market strategies.

Cost of sales increased $145.4 million or 16.0%. This resulted in a decrease in the gross profit margin to 19.9% from 21.2% last year. The decline primarily reflects the impact of the two acquisitions which have a lower margin than the overall business, and the Company's continuing transition from a niche distributor to a full line distributor, providing customers with an expanded selection of product categories, including fresh meats, produce and seafood, and the implementation of new customer programs. Excluding acquisitions, the gross margin rate would have been 20.5%.

Warehouse, selling, general and administrative expenses, combined with the reversal of restructuring reserves in the second quarter, as a percentage of sales decreased to 18.1% from 19.5% a year ago. Without the effect of acquisitions, operating expenses as a percentage of sales on a year to date basis would have been 19.5%. The Company's progress to date in reducing costs and improving operating efficiencies under its Project Results program were offset by start up expenses associated with the move of the Los Angeles distribution center and increased selling expenses arising from the implementation of new ordering systems.

As more fully disclosed in Note 5 on page 4, income from operations includes the reversal of restructuring reserves of $6.4 million which resulted from finalization of the provision established in 1993. This reversal partially offsets expenses associated with the Los Angeles distribution center move included in warehouse, selling, general and administrative expenses.

Interest expense increased $4.3 million primarily due to increased borrowing levels associated with the purchase of Continental and H&O, increased working capital necessary to support increased sales, and interest associated with payments made for capital expenditures, most notably the new Los Angeles distribution center.

The effective tax rate on a year to date basis was 40% compared to 41% for the comparable prior period, primarily reflecting the change in distribution of income among various states.

On a year to date basis, income from continuing operations decreased by $0.9 million to $6.1 million. This resulted from slowdown in sales growth at various locations throughout the country; severe weather also affected sales throughout the East and Midwest in the third quarter. Other factors affecting the decline in net income include: margin declines arising from changing customer mix, the accelerated growth of newer product lines, such as meats, poultry and seafood, that typically carry lower gross margins, and increased interest expense. Realization of operating efficiencies at the new Los Angeles distribution center has been slower than anticipated, primarily as a result of training issues with respect to new operating systems.

In October 1994, the Company sold all of the stock of Tone Brothers, Inc. ("Tone") which resulted in a gain of $23.4 million, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the nine months ended January 27, 1996 was $31.2 million, compared to $0.5 million a year ago. This mainly resulted from changes in working capital items, primarily accounts receivable, inventories and accounts payable. The increases in accounts receivable and inventories primarily reflect the higher level of sales. Working capital, excluding short-term debt, at January 27, 1996 was $203.7 compared to $161.6 million at April 29, 1995. The current ratio, excluding short-term debt, was 2.2:1 at January 27, 1996 compared to 2.0:1 at April 29, 1995. Short-term debt represents the amount outstanding under the Company's credit line which will expire on August 31, 1996. This credit line will be refinanced in connection with the proposed acquisition of US Foodservice, as discussed below. As of January 27, 1996, total current assets represented approximately 59.0% of the total assets of the Company.

The Company used its credit line for capital expenditures, debt repayment, payment of dividends, as well as paying for the acquisition of H&O. The issuance of common stock resulted from employee stock option exercises. Going forward, the Company expects that its future capital expenditures, debt payments and cash dividends will be financed through a combination of cash flow generated from operating activities and use of its credit line.

The Company has ongoing plans to incur capital expenditures which may include construction of new and more efficient distribution centers and expansion of freezer and cooler facilities.

In connection with the proposed acquisition of US Foodservice, the Company has obtained bank commitments totaling approximately $485 million. This facility will be used to refinance the Company's existing bank debt and other indebtedness incurred in connection with acquisitions completed by the Company within the last twelve months, substantially all of the debt of US Foodservice (expected to total approximately $245 million, exclusive of US Foodservice's existing trade receivable securitization facility of approximately $90 million), the redemption of US Foodservice Preferred Stock, and to provide working capital for the combined companies. The Company also intends to enter into a new trade receivable securitization facility.

Management believes that the Company will be able to generate cash flows from operations, and have sufficient capital resources to meet its obligations.

PENDING ACCOUNTING CHANGES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that impairment losses for long-lived assets and identifiable intangibles to be held and used be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this statement by the first quarter of fiscal 1997.

The Company has yet to evaluate the impact, if any, that this new accounting standard will have on the Company's results of operations and financial position.

                            PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a)  Exhibits

            27    Financial Data Schedule

       (b)  Reports on Form 8-K

            During the quarter ended January 27, 1996, the Company filed Form 8-K and Form 8-K/A-1 dated November 1, 1995 reporting the following items:

            Item 2.  Acquisition or Disposition of Assets.
            Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RYKOFF-SEXTON, INC.



Date:   March 12, 1996                     /s/MARK VAN STEKELENBURG
                                           ------------------------
                                           Mark Van Stekelenburg
                                           Chairman, President and Chief
                                            Executive Officer



Date:   March 12, 1996                     /s/RICHARD J. MARTIN
                                            -------------------------
                                           Richard J. Martin
                                           Senior Vice President and
                                           Chief Financial Officer



Date:   March 12, 1996                     /s/JAMES C. WONG
                                            ----------------
                                           James C. Wong
                                           Treasurer