Form 10-K
period 1996-04-27
RYKOFF SEXTON INC
filed 1996-07-26
CIK 85973

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended April 27, 1996
                                  OR
- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the transition period from _____________ to _______________

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

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
              Common Stock                  New York Stock Exchange
              Preferred Stock
                 Purchase Rights            New York Stock Exchange

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
 Yes X        No
    ---          ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price at which such stock was sold on the New York Stock Exchange on July 19, 1996 was $270,099,000.
At July 19, 1996, the registrant had 27,706,091 shares of common stock outstanding.

Parts I and III incorporate information by reference from the registrant's definitive Proxy Statement to be filed in connection with the registrant's 1996 Annual Meeting of Shareholders. Parts I and II incorporate information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended April 27, 1996.

                                        PART I
ITEM 1.  BUSINESS

GENERAL

    Established in 1911, Rykoff-Sexton, Inc., together with its subsidiaries (the "Company") is a leading broadline distributor of high quality foods and related non-food products for the foodservice industry throughout the United States. In fiscal 1996, the Company distributed its product line of approximately 41,000 items to restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, airlines, clubs, supermarket service delicatessen departments and other establishments where food is prepared or consumed away from home. It also offered design and engineering services for all types of foodservice operations through its contract/design group. The Company's products consist of a broad line of private label and national branded food and foodservice equipment and supplies. The Company's proprietary private label products accounted for approximately 51% of the Company's net sales in fiscal 1996. The Company develops and manufactures many of its private label products, and it also manufactures other products for certain customers under the customers' own brand labels.

    During fiscal 1996, the Company's principal operations were conducted through the Rykoff-Sexton Distribution Division (the "Distribution Division") and the Rykoff-Sexton Manufacturing Division (the "Manufacturing Division"). The Company's San Francisco International Cheese Imports operations were absorbed by the Distribution Division in fiscal 1996.

    On May 17, 1996, the Company consummated its acquisition (the "Merger") of US Foodservice Inc. a privately held, broadline foodservice distribution company. US Foodservice Inc. is now operating as a wholly-owned subsidiary of the Company.

    DISTRIBUTION DIVISION

    The Distribution Division conducted its operations during fiscal 1996 through 26 distribution branches and seven additional sales offices that are largely located in major metropolitan areas throughout the United States. The Distribution Division also offered design and engineering services for all types of foodservice operations through its ten contract/design offices. In fiscal 1996, sales of the Distribution Division (including products sold through this division by the Manufacturing Division) generated approximately 99% of the Company's net sales. The Distribution Division also distributed domestic and imported cheeses and specialty and gourmet products.

    The operations of the Distribution Division, which in fiscal 1996 were based in Lisle, Illinois, are being combined with those of US Foodservice Inc., headquartered in Wilkes-Barre, Pennsylvania. Once integrated, the new Distribution Division will initially be comprised of 43 distribution centers. In addition, a Special Services Division will provide restaurant design and engineering services for all types of foodservice operations through its contract/design offices, and offer equipment and supplies, as well as specialty and gourmet imported products.

    MANUFACTURING DIVISION

    At its three plants, the Manufacturing Division manufactures products primarily under the Company's proprietary private labels and also manufactures products for other manufacturers, distributors, restaurant chains and other large users under their own brand labels. Approximately 89% of the Manufacturing Division's products were sold through the Distribution Division in fiscal 1996, and the remainder were sold directly to customers.

PRODUCTS

    In fiscal 1996, the Company offered to the foodservice industry a single source of supply for approximately 41,000 private label and national branded items that were distributed to approximately 100,000 foodservice establishments. For the fiscal year ended December 30, 1995, US Foodservice Inc. offered a broad and diverse line of products consisting of more than 20,000 items and served more than 40,000 customers.

    DISTRIBUTION DIVISION

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

       SPECIAL SERVICES

    The Special Services Division has ten offices that provide design and engineering services, as well as equipment installations for restaurants and other foodservice establishments.

    MANUFACTURING DIVISION

    The Company's products include approximately 1,400 food and 600 non-food items that are manufactured, processed and packaged at its three plants located in Los Angeles, California; Indianapolis, Indiana and Englewood, New Jersey. These products are primarily manufactured under the Company's private labels. The Company also manufactures products for certain customers such as other manufacturers, distributors, restaurant chains and other large users under their own brand labels.

    The Manufacturing Division's food products include mayonnaise and salad dressings, oils, margarine and shortenings, gelatins and dessert powders, vinegars, sauces, pancake and waffle mixes, biscuit and flour mixes, soup bases, jams and jellies, canned and frozen soups, canned and frozen entrees, relishes and tea. Its non-food products include detergents, cleaning compounds, refuse container liners, cutlery, straws and sandwich bags, paper napkins, placemats, chefs' hats, coasters and a line of low temperature dishwashers.




                  (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

MARKETING AND DISTRIBUTION
    The Company markets its products and contract/design services to customers in the foodservice industry, including restaurants, industrial cafeterias, healthcare facilities, hotels, schools and colleges, airlines, clubs, supermarket service delicatessen departments and other establishments where food is prepared or consumed away from home.

    The following table sets forth the approximate customer base of the Company for the fiscal year ended April 27, 1996:


                                                         Approximate
                                                          Percentage
                   Type of Customer                     of Net Sales
                   ----------------                     ------------

Restaurants (including in-plant commercial
and industrial food centers, cafeterias and
coffee shops, etc.)........................                   65.0%
Hospitals, nursing homes, sanitariums and
other healthcare facilities................                   10.6%
Schools and universities (including
fraternities and sororities)...............                    7.5%
Hotels and motels..........................                    7.1%
Retail.....................................                    4.0%
Distributors...............................                    1.3%
Other......................................                    4.5%
                                                              ----

                                                             100.0%
                                                             ------
                                                             ------

     In the fiscal year ended December 30, 1995, the customers of US Foodservice Inc. fell into five primary categories: restaurants (56% of net sales), healthcare facilities (17%), schools and universities (11%), business and industrial facilities (8%), and hotels and motels (3%), with other customers comprising the remaining sales.

     No customer of the Company accounted for two percent or more of the Company's sales for the fiscal year ended April 27, 1996. For the fiscal year ended December 30, 1995, the largest customer of US Foodservice Inc. accounted for approximately 5% of net sales. No product distributed by the Company accounts for a material part of the Company's sales volume. In fiscal 1996 sales of the Company advanced 14.1% over the previous year. Excluding acquisitions, sales on a "same branch" basis advanced 4%. During fiscal 1996, growth of same branch sales was hampered by severe winter weather conditions throughout the East and Midwest regions.

     The Company believes that product quality, close contact with customers, prompt and accurate delivery of orders, and the ability to provide related services are of primary importance in the distribution of products to the foodservice industry.

     In fiscal 1996, sales offices were maintained at each of the Company's 26 distribution branches. The Company's sales force of approximately 1,200 employees in fiscal 1996 included foodservice specialists from the Distribution Division who were organized by region and who were each assigned to a distribution branch. The sales force also included account executives who handled multi-unit accounts such as restaurant chains and other large users. For the fiscal year ended December 30, 1995, US Foodservice Inc. employed over 600 salespersons for street accounts in either commissioned sales, supervisory or customer representative roles, and over 100 salespersons to service its chain accounts. In addition to soliciting orders, sales personnel are trained to advise customers on menu selection, methods of preparing and serving food, merchandising techniques, unit cost controls and other operating procedures.

     During fiscal 1996, products were distributed to customers nationwide through the Company's 26 distribution branches, as well as through independent distributors. With the exception of one equipment and supply branch, each branch stocked a broad line of between approximately 7,000 and 15,000 items for sale in its marketing area. Customer orders are usually processed and shipped within 24 hours of receipt and are delivered directly to the customer. The Company uses its warehouse facilities in Los Angeles, Indianapolis and Dorsey, Maryland to store and consolidate product orders from vendors for subsequent shipment to the distribution branches. For the fiscal year ended December 30, 1995, US Foodservice Inc. distributed its products from its 17 distribution centers located in the Southeastern, Southwestern and Mid-Atlantic regions of the United States.

     The following table sets forth the Company's branches and contract/design offices:


  DISTRIBUTION CENTERS

Atlanta, Georgia*/**                    Greensboro, North Carolina              Philadelphia, Pennsylvania
Austin, Texas                           Honolulu, Hawaii                        Phoenix, Arizona
Baltimore, Maryland**                   Hurricane, West Virginia**              Pittsburgh, Pennsylvania
Boston, Massachusetts                   Knoxville, Tennessee**                  Pittston, Pennsylvania**
Charlotte, North Carolina**             Las Vegas, Nevada**                     Portland, Oregon
Chicago, Illinois**                     Los Angeles, California**               Reno, Nevada**
Cincinnati, Ohio**                      Lubbock, Texas**                        Riviera Beach, Florida**
Columbus, Ohio                          Mesquite, Texas**                       St. Louis, Missouri**
Dallas, Texas*/**                       Minneapolis/St.Paul, Minnesota          Sacramento, California*
Detroit, Michigan**                     New Orleans, Louisiana**                Salem, Virginia**
Englewood, New Jersey**                 Oklahoma City, Oklahoma**               San Francisco, California
Fort Myers, Florida**                   Orlando, Florida*/**                    Spokane, Washington**
Fresno, California**                    Ormond Beach, Florida**



  CONTRACT AND DESIGN OFFICES

Boston, Massachusetts                   Minneapolis/St. Paul, Minnesota         Seattle, Washington
Chicago, Illinois                       Portland, Oregon                        Spokane, Waashington
Cincinnati, Ohio                        Sacramento, California
Los Angeles, California                 San Francisco, California



    * Atlanta and Orlando - The Company has two distribution centers in these cities.
         Sacramento - A general distribution branch and an equipment and supply branch are located in this city.
         Dallas - The Company has three distribution centers in this city.

    ** Indicates facility owned by the Company; all other facilities are leased, except in Orlando, where one facility is leased and the other facility is owned.


                  (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

SOURCES OF SUPPLY

    In fiscal 1996, the Company purchased from approximately 7,500 suppliers; no supplier represented more than two percent of the Company's purchases. For the fiscal year ended December 30, 1995, US Foodservice Inc. purchased goods from over 3,500 independent vendors. The Company selects suppliers, which include both large multi-line and smaller specialty processors and packagers, primarily on the basis of their ability to meet their quality standards. The Company has no significant long-term purchasing obligations and the Company believes that it has adequate alternative sources of supply for almost all of the purchased items and raw materials used in its manufacturing operations.

QUALITY CONTROL AND REGULATION

    The Manufacturing Division maintains quality control laboratories in its Los Angeles, Indianapolis and Englewood facilities. These laboratories are staffed by chemists and food technologists who are trained to control product quality for both self-manufactured and purchased private label products and to provide research and development support for the Company's manufactured products. Quality control procedures include the sampling and testing of raw materials, purchased private label products and Company manufactured items for quality, taste and appearance and the microbiological testing of Company manufactured food items.

EMPLOYEES

    As of April 27, 1996, the Company employed a total of approximately 5,400 people, of whom approximately 1,900 were covered by collective bargaining agreements. These agreements expire at various times over the next several years. US Foodservice Inc. had approximately 3,700 full-time employees for the fiscal year ended December 30, 1995, of which approximately 100 were covered by a collective bargaining agreement. The Company believes its labor relations are good.

COMPETITION

    The Company operates on a nationwide basis and encounters significant competition from a number of sources in each of its marketing areas. The Company competes with two other large national distribution companies, Sysco Corporation and Alliant Foodservice, Inc., both of which have substantially greater financial and other resources than the Company. The Company also competes with numerous regional and local distributors that offer broad lines of products. The Company believes that the Merger will enable it to draw on the strengths of food distribution businesses of US Foodservice Inc. including its strong market share in each of the local and regional markets in which the Company has less of a presence. Additionally, the Company expects to benefit from the quality, experience and breadth of the senior management team of US Foodservice Inc. However, the foodservice distribution industry continues to be characterized by significant consolidation and the emergence of larger competitors, principally through acquisitions. There can be no assurances that the Company will not encounter increased competition in the future, which could adversely affect the Company's business.

    The Company believes that although price is a consideration, competition in the foodservice industry is generally on the basis of product quality, customer relations and service. As one of the leading national broadline distributors to the foodservice industry, the Company believes that it carries a wider selection of food products of superior quality and value and a greater variety of package sizes than many of its competitors. The Company attributes its ability to compete effectively in its markets to this wide food product selection and its broad line of related non-food products, which are offered through a dedicated, highly skilled and customer-oriented sales force. Further, the Company differentiates itself in part from its competitors by (i) providing many specialty products that have been developed specifically for the foodservice industry or for particular foodservice customers, (ii) maintaining an extensive selection of imported and specialty products, equipment and supplies and (iii) offering its design and engineering services for all types of foodservice operations.

ITEM 2.   PROPERTIES
    The Company is in the process of relocating its corporate headquarters from Lisle, Illinois to Wilkes-Barre, Pennsylvania.

    The Company is relocating its Distribution Division headquarters in Wilkes-Barre from its current leased facilities, comprising some 12,500 square feet of office space, to approximately 25,000 square feet in a newly constructed three story building. The new office space, which is located in Plains Township, Pennsylvania, will be leased by the Company for a twelve-year term (commencing on the date the premises are delivered with certain improvements substantially completed).

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

    The Company's Los Angeles distribution branch is housed in a 420,000 square foot facility in La Mirada, California.

    Expansion of the Company's business has dictated groundbreaking for new and expanded facilities in Reno, Las Vegas and a 420,000 square foot technologically advanced distribution facility to be constructed on a 96 acre site in York County, South Carolina, just south of Charlotte.

    Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment, food and non-food processing and packaging equipment and chemical compounding, blending and product handling equipment. The Company owns a fleet of approximately 626 vehicles consisting of tractors, trailers, vans and bobtails, which are used for long hauls and local deliveries. In addition, the Company leases approximately 1,075 delivery vehicles under terms which expire at various dates through 2000. For the fiscal year ended December 30, 1995, the fleet of trucks of US Foodservice Inc. consisted of more than 900 vehicles.

ITEM 3.   LEGAL PROCEEDINGS
    Reference is made to discussions with respect to legal proceedings in which the Company is a party thereto, as set forth on Pages 24 and 25 of the Company's 1996 Annual Report to shareholders, and by such reference, such information is incorporated herein.

    US Foodservice Inc. is involved in various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

                  (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

CORPORATE EXECUTIVE OFFICERS

    The following are the corporate executive officers of the Company as of July 25, 1996:



Officer's
Name                                   Position                                          Age       Since
- ----                                   --------                                          ---       -----
Mark Van Stekelenburg                  Chairman, Chief Executive
                                       Officer and Director                              45        1991

Frank H. Bevevino                      President and Director                            55        1996

Harold E. Feather                      Executive Vice President,
                                       Corporate Planning                                57        1992

Alan V. Giuliani                       Executive Vice President and President,
                                       Rykoff-Sexton Manufacturing Division              50        1990

Robert J. Harter, Jr.                  Senior Vice President-Administration,
                                       General Counsel and Secretary                     51        1989

Richard J. Martin                      Senior Vice President and
                                       Chief Financial Officer                           50        1988

Thomas G. McMullen                     Executive Vice President and President and
                                       Chief Operating Officer,US Foodservice
                                       Distribution Division                             55        1996

     All of the executive officers serve in their capacities by approval of the Board of Directors. Each executive officer has, as his principal occupation, been employed by the Company in the capacities set forth or in similar capacities for more than the last five years, except as follows: Mr. Mark Van Stekelenburg was elected Executive Vice President in 1991, President and Chief Executive Officer in 1992 and Chairman and Chief Executive Officer in 1995; Mr. Richard J. Martin was elected Vice President in 1988 and Senior Vice President and Chief Financial Officer in 1993; Mr. Robert J. Harter, Jr. was elected Vice President and General Counsel in 1989, Senior Vice President, Human Resources and General Counsel in 1993, Senior Vice-President, Human Resources, General Counsel and Secretary in 1995, and Senior Vice-President-Administration, General Counsel and Secretary in 1996; Mr. Alan V. Giuliani was elected Vice President in 1990, President, Rykoff-Sexton Manufacturing Division in 1992 and Executive Vice President in 1995; Mr. Harold E. Feather was elected President, Rykoff-Sexton Distribution Division in 1992 and Executive Vice President, Corporate Planning in 1994; Mr. Frank H. Bevevino was elected President of the Company and Mr. Thomas G. McMullen was elected Executive Vice President and President and Chief Operating Officer, US Foodservice Distribution Division, in 1996.

     Mr. Van Stekelenburg joined the Company in March 1991 and was previously, since 1986, President and Chief Executive Officer of G.V.A. and Kok-Ede, the foodservice division of Royal Ahold, N.V., the largest food retailer in the Netherlands which also has substantial holdings in food retailing in the United States. Mr. Martin joined the Company in August 1988 and was previously a partner with the accounting firm of Arthur Andersen LLP.; he had been associated with that firm for twenty-one years. Mr. Harter joined the Company in October 1989 and was previously Senior Vice President, General Counsel and Secretary for Tiger International, Inc. He had been an officer of Tiger International, Inc. for eleven years. Mr. Giuliani joined the Company in August 1990. Previously, Mr. Giuliani was employed by Mars, Inc., a food manufacturer, where he held various senior management positions including Vice President-Research and Development/Engineering for the Dove International Division, and Vice President-New Business Development and Vice President-Plant Manager for the M&M/Mars Division. Mr. Harold E. Feather joined the Company in 1983 when the Company acquired John Sexton & Co. He has held various positions within the Company and was elected Executive Vice President, Corporate Planning in 1994; his most recent previous position was President, Rykoff-Sexton Distribution Division, which he held since 1992. Mr. Frank H. Bevevino and Mr. Thomas G. McMullen both joined the Company in 1996 upon consummation of the Merger.
Mr. Bevevino had served as Chairman of the Board, President and Chief Executive Officer of US Foodservice Inc. since August 1988. Mr. McMullen had served as President, Chief Operating Officer and Director of US Foodservice Inc. since January 1992.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Reference is made to the information with respect to the principal markets on which the Company's common stock is being traded, prices for each quarterly period and dividend record for the last three years set forth on page 2 of the Company's 1996 Annual Report to shareholders, and by such reference, such information is incorporated herein.

     The Company estimates that there are approximately 5,500 shareholders including those holding through nominees, as of June 1996.



ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to the financial data with respect to the Company set forth on pages 8 and 9 of the Company's 1996 Annual Report to shareholders and by such reference, such financial data is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Management's Discussion and Analysis set forth on pages 10 to 12 of the Company's 1996 Annual Report to shareholders, and by such reference, such information is incorporated herein.

     Upon consummation of the merger, the Company changed its fiscal year to the Saturday closest to June 30 of each year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements set forth on pages 13 through 27 of the Company's 1996 Annual Report to shareholders, and by such reference, such information is incorporated herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A.



                  (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK.)

                                       PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The financial statements listed below are filed as part of this Annual Report on Form 10-K:

                                                           Page Reference
                                                           --------------

                                                           Form    Annual
                                                           10-K    Report
                                                           ----    ------
          Data is incorporated by reference from
          the attached Annual Report to shareholders of Rykoff-Sexton, Inc. for the fiscal year ended April 27, 1996. With the exception of the information specifically incorporated herein by reference, the 1996 Annual Report to shareholders is not to be deemed "filed" as part of this Annual Report on Form 10-K.

            Consolidated statements of operations for
               each of the three years in the period
               ended April 27, 1996                                   13

            Consolidated balance sheets as of April 27,
               1996 and April 29, 1995                                14

            Consolidated statements of cash flows for
               each of the three years in the period ended
               April 27, 1996                                         15

            Consolidated statements of shareholders' equity
               for each of the three years in the period
               ended April 27, 1996                                   16

            Notes to consolidated financial statements               17-27

            Report of independent public accountants                  28


          Attachments incorporated herewith to Form
               10-K:

            Report of independent public accountants on
             supplemental schedules to the consolidated
             financial statement                              22

                                                           Page Reference
                                                           --------------
                                                           Form    Annual
                                                           10-K    Report
                                                           ----    ------
     (2) Supplemental Schedules incorporated herewith to Form 10-K.:

          Schedule II -  Valuation and qualifying accounts
            for each of the three years in the period ended
            April 27, 1996                                  23

     (3) The following exhibits, as required by Item 601 of Regulation S-K, are filed as part of this report:

        3.1 Restated Certificate of Incorporation of Rykoff-Sexton, Inc., as amended (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)

        3.2 Certificate of Correction (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration
                  No. 333-02715)

        3.3       Certificate of Designation of Rykoff-Sexton, Inc.

        3.4 Amended and Restated By-Laws of Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        4.1 Specimen of Certificate representing Rykoff-Sexton, Inc. Common Stock, $.10 par value (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration
                  No. 333-02715)

        4.2 Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and Norwest Bank Minnesota, N.A., as trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-Q for the quarter ended October 30, 1993)

        4.3 Amended and Restated Rights Agreement, dated as of May 15, 1996, by Rykoff-Sexton, Inc. and Chemical Bank

        4.4 Form of Common Stock Purchase Warrant expiring September 30, 2005 (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        4.5 Credit Agreement dated as of May 17, 1996 among Rykoff-Sexton, Inc., Bank of America National Trust and Savings Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Documentation Agent, BA Securities, Inc., as Co-Arranger, Chase Securities, Inc., as Co-Arranger and the Other Financial Institutions Party Thereto (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 8-K dated May 16, 1996)

        10.1 1980 Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)*

        10.1.1 Form of Incentive Stock Option Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.2 1988 Stock Option and Compensation Plan, as amended on September 13, 1991 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)*

        10.2.1 Form of Restricted Stock Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)*

        10.2.2 Form of Non-Qualified Stock Option Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)*

        10.2.3 Form of Converging Non-Qualified Stock Option Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)*

        10.2.4 Form of Performance Share Plan Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.2.5    Form of Performance Share Award Agreement*

        10.3 Rykoff-Sexton, Inc. 1989 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 28, 1990, Commission File No. 0-7380)*

        10.3.1 Form of Non-Qualified Stock Option Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.4 Rykoff-Sexton, Inc. 1993 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-Q for the quarter ended October 30, 1993)*

        10.4.1 First Amendment to the Rykoff-Sexton, Inc. 1993 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.4.2 Form of Non-Qualified Stock Option Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.5 1995 Key Employees Stock Option and Compensation Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.6 Rykoff-Sexton, Inc. Convertible Award Plan (Officer and Key Employee Edition ) (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.7 Rykoff-Sexton, Inc. Convertible Award Plan (Director Edition) (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.8 Amended and Restated Management Stock Option Plan of WS Holdings Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-8 dated May 17, 1996, as amended)*

        10.8.1    Forms of Normal Option Agreement (Management Stock Option
                  Plan)*

        10.8.2    Forms of Performance Option Agreement*

        10.9 Amended and Restated US Foodservice Inc. 1992 Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-8 dated May 17, 1996, as amended)*

        10.9.1 Forms of Normal Option Agreement (US Foodservice 1992 Stock Option Plan)*

        10.9.2 Forms of Performance Option Agreement (US Foodservice Inc. 1992 Stock Option Plan)*

        10.10 Amended and Restated US Foodservice Inc. 1993 Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-8 dated May 17, 1996, as amended)*

        10.10.1 Forms of Normal Option Agreement (US Foodservice Inc. 1993 Stock Option Plan)*

        10.11 Amended and Restated Employment Agreement dated as of February 2, 1996 between Mark Van Stekelenburg and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.12 Letter Agreement between Harold E. Feather and Rykoff-Sexton, Inc. dated as of June 20, 1994 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 30, 1994)*

        10.13 Letter Agreement dated July 18, 1994 between Harold E. Feather and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.14 Employment Agreement dated May 17, 1996, between Frank H. Bevevino and Rykoff-Sexton, Inc.*

        10.15 Employment Agreement dated May 17, 1996, between Thomas G. McMullen and Rykoff-Sexton, Inc.*

        10.16 Employment Agreement dated May 17, 1996, between David F. McAnally and Rykoff-Sexton, Inc.*

        10.17 Second Amended and Restated Change in Control Agreement dated as of February 2, 1996 by Mark Van Stekelenburg and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration
                  No. 333-02715)*

        10.18 Form of Amended and Restated Change in Control Agreement, dated as of February 2, 1996 for Harold E. Feather, Alan V. Guiliani, Robert J. Harter, Jr. and Richard J. Martin (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.19 Form of Change in Control Agreements for Victor B. Chavez and Thomas R. Rykoff (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 28, 1990, Commission File No. 0-7380)

        10.20 Change in Control Agreement, dated December 11, 1989, by Rykoff-Sexton, Inc. and Chris G. Adams (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for he fiscal year ended April 28, 1990, Commission
                  File No. 0-7380)

        10.21 Change in Control Agreement, dated June 22, 1992, by Rykoff-Sexton, Inc. and Andre Mills (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.22 Form of Indemnity Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)

        10.23 Rykoff-Sexton, Inc. Supplemental Executive Retirement Plan for Mark Van Stekelenburg as of July 20, 1994, as amended
                  June 19, 1995 (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.24 Form of Amended and Restated Supplemental Executive Retirement Plans for Robert J. Harter, Jr., Harold E. Feather, Richard J. Martin and Alan V. Guiliani (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.25 Form of Severance Agreement dated as of February 2, 1996 for Harold E. Feather, Alan V. Guiliani, Robert J. Harter, Jr. and Richard J. Martin (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration
                  No. 333-02715)

        10.26 Deferred Compensation Plan Master Plan Document (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.26.1 Amendment to Rykoff-Sexton, Inc. Deferred Compensation Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

         10.27 Rykoff-Sexton, Inc. Master Trust Document for Executive Deferral Plans (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.27.1 Amendment to Rykoff-Sexton, Inc. Master Trust Document (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)*

        10.28 Junior Demand Promissory Note dated March 31, 1995 by Mark Van Stekelenburg and Mirjam Van Stekelenburg (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 29, 1995)

        10.29 Form of Fiduciary Indemnity Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1, 1993, as amended)

        10.30 Participation Agreement, entered into among Rykoff-Sexton, Inc. as Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BA Leasing & Capital Corporation, as Agent ("Agent"), and BA Leasing & Capital Corporation, Manufacturers Bank and Pitney Bowes Credit Corporation, as Lessors (the "Lessors"), dated as of April 29, 1994 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 30, 1994)

        10.30.1 Lease Intended as Security, among Lessee, Agent and the Lessors, dated as of April 29, 1994 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 30, 1994)

        10.30.2 Sublease, between Lessee and Sublessee, dated as of April 29, 1994 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 30, 1994)

        10.30.3 Lease supplement, among Lessee and Lessors, dated as of April 29, 1994 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 29, 1995)

        10.30.4 Lease supplement, among Lessee and the Lessors, dated as of January 27, 1995 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 29, 1995)

        10.30.5 Lease supplement, among Lessee and the Lessors, dated as of April 18, 1995 (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 29,
                  1995)

        10.30.6 Waiver, Consent and Fourth Amendment to Participation Agreement and Lease Amendment dated as of May 17, 1996 among Lessee, Agent and Lessors

        10.31 Stock Purchase Agreement dated September 8, 1994 by Rykoff-Sexton, Inc., Tone Brothers and Burns Philp Food Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 8-K dated October 27, 1994)

        10.32 USFAR Master Trust Amended and Restated Pooling and Servicing Agreement, dated October 27, 1994 among USFAR Inc., US Foodservice Inc., the servicers named therein and Chemical Bank, as Trustee on behalf of the Certificateholders (the "Pooling and Servicing Agreement") (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.32.1 Series 1994-1 Supplement to the Pooling and Servicing Agreement, dated October 27, 1994 (the "Series 1994-1 Supplement") (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.32.2 Amended and Restated Receivables Purchase Agreement, dated as of October 27, 1994, among US Foodservice Inc., the subsidiaries of US Foodservice Inc. named therein, and USFAR Inc. (the "Receivables Purchase Agreement") (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.32.3 Modification No. 1 as of June 23, 1995 to the Pooling and Servicing Agreement, Series 1994-1 Supplement and Receivables Purchase Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration
                  No. 333-02715)

        10.32.4 Modification No. 2 dated as of June 26, 1995 to the Pooling and Servicing Agreement, Series 1994-1 Supplement and the Receivables Purchase Agreement (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.33 Commitment Agreement dated as of August 10, 1992 between BRB Holdings, Inc. and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.33.1 Amendment Number One to BRB Holdings Commitment Agreement dated as of September 27, 1995 by Sara Lee Corporation and BRB Holdings, Inc. and guaranteed by US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.34 Commitment Agreement dated as of August 10, 1992 between WS Holdings Corporation and its Subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)


        10.34.1 Amendment Number One to WS Holdings Commitment Agreement dated as of September 27, 1995 by Sara Lee Corporation and WS Holdings Corporation and guaranteed by US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.35 Agreement of Lease, dated February 28, 1996, by Paul-Francis Realty, L.P. and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.36 Agreement and Plan of Merger dated February 2, 1996 among Rykoff-Sexton, Inc., USF Acquisition Corporation and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.37 Agreement dated as of February 2, 1996 by and among Rykoff-Sexton, Inc. and the persons set forth on the signature pages thereto (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4, as filed with the Commission on April 2, 1996, Registration No. 333-02715)

        10.37.1 Amendment No. 1 to Agreement dated as of April 8, 1996 by and among Rykoff-Sexton, Inc. and the other persons set forth on the signature pages thereto

        10.38 Registration Rights Agreement dated May 17, 1996 by Rykoff-Sexton, Inc. and the other signatories listed on the signature pages thereto

        10.39 Standstill Agreement dated May 17, 1996 by Rykoff-Sexton, Inc. and the persons set forth on the signature pages thereto

        10.40 Tax Agreement dated May 17, 1996 by Rykoff-Sexton, Inc. and the persons listed on the signature pages thereto

        10.40.1 Addendum to Tax Agreement dated July 12, 1996, among Rykoff-Sexton, Inc., Frank H. Bevevino and Bevevino Unitrust Partners Limited Partnership

        10.41 Pooling Agreement dated as of May 16, 1996 among Rykoff-Sexton Funding Corporation, as Company, Rykoff-Sexton, Inc., as Servicer and Chemical Bank, as Trustee

        10.41.1 Series 1996-1 Supplement to Pooling Agreement dated as of May 16, 1996 among Rykoff-Sexton Funding Corporation, as Company, Rykoff-Sexton, Inc., as Servicer, Bank of America National Trust & Savings Association, as Administrative Agent, The Chase Manhattan Bank, N.A., as Co-Agent, the Chase Manhattan Bank, N.A. and Bank of America Illinois, as Initial Purchasers, and Chemical Bank, as Tustee

        10.41.2 Servicing Agreement dated as of May 16, 1996 among Rykoff-Sexton Funding Corporation, as Company, Rykoff-Sexton, Inc., as Servicer, Its Wholly-Owned Subsidiaries Named Therein, as Sub-Servicers, and Chemical Bank, as Trustee

        10.41.3 Receivables Sale Agreement dated as of May 16, 1996 among Rykoff-Sexton, Inc., John Sexton & Co., Rykoff-Sexton Funding Corporation and Rykoff-Sexton, Inc., as Servicer

        13        1996 Annual Report to Shareholders

        21        Subsidiaries of Rykoff-Sexton, Inc.

        23        Consent of Arthur Andersen LLP

        24.1      Power of Attorney of James I. Maslon

        24.2      Power of Attorney of James P. Miscoll

        24.3      Power of Attorney of Neil I. Sell

        24.4      Power of Attorney of Bernard Sweet

        24.5      Power of Attorney of Jan W. Jeurgens

        24.6      Power of Attorney of R. Burt Gookin

        24.7      Power of Attorney of Frank H. Bevevino

        24.8      Power of Attorney of Matthias B. Bowman

        24.9      Power of Attorney of Albert J. Fitzgibbons, III

        24.10     Power of Attorney of Sunil C. Khanna

        24.11     Power of Attorney of Robert W. Williamson

        27        Financial Data Schedule

     * Management contract or compensatory plan

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     (b)  Reports on Form 8-K

     During the fourth quarter of fiscal year 1996, the Company filed a Form 8-K dated February 5, 1996 reporting the following items:

     Item 5.  Other Events.


                   (THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK)

                                      SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 1996                                    RYKOFF-SEXTON, INC.

                                                       /S/MARK VAN STEKELENBURG
                                                  ------------------------------
                                                       Mark Van Stekelenburg
                                                       Chairman and Chief
                                                         Executive Officer

                                                       /S/RICHARD J. MARTIN
                                                  ------------------------------
                                                       Richard J. Martin
                                                       Senior Vice President and
                                                         Chief Financial Officer

                                                       /S/JAMES C. WONG
                                                  ------------------------------
                                                       James C. Wong
                                                       Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant on the date indicated.

     Frank H. Bevevino

     Matthias B. Bowman

     R. Burt Gookin

     Albert J. Fitzgibbons, III

     Jan W. Jeurgens

     Sunil C. Khanna

     James I. Maslon

     James P. Miscoll
                                             /S/MARK VAN STEKELENBURG
     Neil I. Sell                         --------------------------------
                                             Mark Van Stekelenburg, signing
     Bernard Sweet                            personally as a director and as
                                              attorney in fact for the directors
     Robert W. Williamson                     whose names appear opposite.

                                             July 25, 1996


     Powers of attorney authorizing Mark Van Stekelenburg, Richard J. Martin and James C. Wong, and each of them, to sign this Annual Report on Form 10-K on behalf of the above named directors of Rykoff-Sexton, Inc. have been filed as an exhibit to this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Rykoff-Sexton, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rykoff-Sexton, Inc.'s
Form 10-K and have issued our report thereon dated June 7, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14. (a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                       /S/ARTHUR ANDERSEN LLP

Chicago, Illinois
June 7, 1996

                                 RYKOFF- SEXTON, INC.
                  SCHEDULE  II - - VALUATION AND QUALIFYING ACCOUNTS
            FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 27, 1996

                                        1996           1995             1994
                                   -------------   ------------    ------------
RESERVE FOR DOUBTFUL ACCOUNTS: (1)
- ------------------------------

Balance, beginning of year          $3,996,000     $3,701,000       $4,353,000

Add (deduct) -

Additions charged to income          3,552,000      1,310,000        2,524,000

Reserve balance of acquired company    108,000        479,000           ---

Accounts written off                (2,255,000)    (1,494,000)      (3,176,000)
                                   -------------   --------------  -------------
Balance, end of year                $5,401,000     $3,996,000       $3,701,000
                                   -------------   --------------  -------------
                                   -------------   --------------  -------------

RESTRUCTURING RESERVE:
- ----------------------

Balance, beginning of year          $9,777,000    $14,936,000      $28,715,000

Add (deduct)-

   Utilization                      (3,336,000)    (5,159,000)     (13,779,000)

   Reversal              (2)        (6,441,000)        ---              ---
                                   -------------   --------------  -------------
Balance, end of year                   $---        $9,777,000      $14,936,000
                                   -------------   --------------  -------------
                                   -------------   --------------  -------------

ACCRUED INSURANCE EXPENSES AND OTHER:
- -------------------------------------
Balance, beginning of year         $17,592,000    $17,455,000      $14,220,000
Add (deduct)-
   Additions charged to income      18,659,000     20,812,000       21,975,000
   Employee contributions            5,662,000      5,482,000        4,222,000

   Payments                        (30,283,000)   (26,157,000)     (22,962,000)
                                   -------------   --------------  -------------
Balance, end of year               $11,630,000    $17,592,000      $17,455,000
                                   -------------   --------------  -------------
                                   -------------   --------------  -------------

(1) Balances restated to reflect sale of discontinued Tone Brothers, Inc. subsidiary in October 1994.

(2) Following finalization of restructuring plan in October 1995, this remaining unutilized restructuring reserve was credited into income.