Form 10-Q
period 1996-06-29
RYKOFF SEXTON INC
filed 1996-08-13
CIK 85973

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(MARK ONE)
( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                                          OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

      For the nine-week transition period from April 28, 1996 to June 29, 1996

                            Commission File Number 0-8105

                                 RYKOFF-SEXTON, INC.
                (Exact name of registrant as specified in its charter)

         Delaware                                     95-2134693
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

      1050 Warrenville Rd.
         Lisle, Illinois                                60532
(Address of principal executive offices)              (Zip Code)
                                    (630) 964-1414
                 (Registrant's telephone number, including area code)
     The Company's former fiscal year ended on the Saturday closest to April 30. (Former name, former address and former fiscal year, if changed since last report)

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

                                                 Outstanding at
              Class of Common Stock              July 31, 1996
                   $.10 par value                27,708,405 shares

                                 RYKOFF-SEXTON, INC.

                                        INDEX

                                                                     PAGE
                                                                     NO.

Part I.  Financial Information

    Item l. Financial Statements

         Condensed Consolidated Balance Sheets
           June 29, 1996 and April 27, 1996                        1

         Condensed Consolidated Statements of Income
           Nine Weeks Ended June 29, 1996 and
           Thirteen Weeks Ended July 29, 1995                      2

         Condensed Consolidated Statements of Cash Flows
           Nine Weeks Ended June 29, 1996 and
           Thirteen Weeks Ended July 29, 1995                      3

         Notes to Condensed Consolidated Financial
           Statements                                             4-6

    Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial Condition            7-9

Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K               10

Signatures                                                         11

                                 RYKOFF-SEXTON, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in Thousands)

                                        ASSETS
                                                     June 29,      April 27,
                                                       1996          1996
                                                 ------------   ------------
Current Assets
    Cash and cash equivalents                   $    22,045    $    10,825
    Accounts receivable, net                         33,914        182,312
    Inventories                                     237,763        152,805
    Prepaid expenses                                 30,942         19,893
    Deferred income taxes                            27,914          7,211
                                                 ----------     ----------
              Total current assets                  352,578        373,046

Property, plant and equipment, net                  277,961        177,918
Goodwill, net                                       448,649         41,188
Long-term receivables                                81,126            ---
Deferred income taxes, net                           31,010          4,881
Other assets, net                                    25,869         14,823
                                                 ----------     ----------
              Total assets                      $ 1,217,193    $   611,856
                                                 ----------     ----------
                                                 ----------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Short-term debt                             $       ---    $    94,000
    Accounts payable                                219,988        120,828
    Accrued insurance expenses and other             14,090         11,630
    Accrued liabilities                             102,886         36,573
    Current portion of long-term debt                 7,291         19,708
                                                 ----------     ----------
              Total current liabilities             344,255        282,739
                                                 ----------     ----------
Long-term debt, less current portion                497,854        135,081
                                                 ----------     ----------
Other long-term liabilities                          39,039          1,536

                                                 ----------     ----------
Shareholders' equity

    Common stock, at stated value                     2,801          1,513
    Additional paid-in capital                      297,620         95,236
    Retained earnings                                39,317         99,497
                                                 ----------     ----------
                                                    339,738        196,246
    Less: treasury stock, at cost                     3,693          3,746
                                                 ----------     ----------
              Total shareholders' equity            336,045        192,500
                                                 ----------     ----------
              Total liabilities and
               shareholders' equity             $ 1,217,193     $  611,856
                                                 ----------     ----------
                                                 ----------     ----------

        See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands Except Per Share Amounts)

                                              Nine-Week
                                              Transition
                                             Period Ended   Thirteen Weeks Ended
                                           ---------------- --------------------
                                             June 29, 1996     July 29, 1995
                                           ---------------- --------------------

Net sales                                        $  519,903            $ 421,771

Cost of sales                                       426,486              324,540
                                                 ----------           ----------
Gross profit                                         93,417               97,231

Warehouse, selling, general
  and administrative expenses                       115,349               89,677

Restructuring costs                                  57,600                  ---
                                                 ----------           ----------
Income (loss) from operations                       (79,532)               7,554

Interest expense, net                                 6,930                3,146

Other expenses                                        9,913                  ---
                                                 ----------           ----------
Income (loss) before income taxes                   (96,375)               4,408

Provision (benefit) for income taxes                (36,195)               1,763
                                                 ----------           ----------
Net income (loss)                                $  (60,180)          $    2,645
                                                 ----------           ----------
Weighted average number of
 shares outstanding                                  23,972               14,898
                                                 ----------           ----------
Earnings (loss) per share                        $    (2.51)          $     0.18
                                                 ----------           ----------
Cash dividends per share                         $      ---           $     0.03
                                                 ----------           ----------
        See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON,  INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)


                                                                               Nine-Week
                                                                               Transition
                                                                              Period Ended       Thirteen Weeks Ended
                                                                              June 29, 1996           July 29, 1995
                                                                             ----------------    --------------------
Cash flows from operating activities --
      Net income (loss)                                                            $  (60,180)               $  2,645
      Adjustments to reconcile net income to net
       cash provided by operating activities --
              Depreciation and amortization                                             6,542                   4,444
              (Gain) loss on sale of receivables and property,
                plant and equipment                                                     6,191                     (86)
              (Increase) in deferred income
                taxes                                                                 (34,850)                    ---
              Restructuring costs                                                      57,600                     ---
              Other                                                                       (97)                   (140)
              Changes in assets and liabilities:
                 (Increase) decrease in accounts
                  receivable                                                            1,883                  (8,160)
                 (Increase) in inventories                                               (356)                (12,323)
                 (Increase) decrease in prepaid
                  expenses                                                             (4,805)                  1,434
                 (Decrease) in accounts payable
                  and accrued liabilities                                                (264)                (15,875)
                                                                             ----------------    --------------------
Net cash (used in) operating activities                                               (28,336)                (28,061)
                                                                             ----------------    --------------------
Cash flows from investing activities --
      Capital expenditures                                                             (3,945)                (16,337)
      Proceeds from sale of accounts receivable                                       110,000                     ---
      Proceeds from disposal of property, plant and
       equipment                                                                          159                     183
                                                                             ----------------    --------------------
Net cash provided by (used in) investing activities                                   106,214                 (16,154)
                                                                             ----------------    --------------------
Cash flows from financing activities --
      Principal payments of long-term debt                                           (135,136)                    (46)
      Repayment of acquired company debt and redemption of preferred stock           (307,470)                    ---
      Proceeds from credit facilities                                                 372,000                  42,000
      Increase in deferred finance fee                                                 (8,901)                    ---
      Issuance of common stock, net                                                        (6)                    936
      Dividends paid                                                                      ---                    (438)
      Other                                                                            12,855                     (19)
                                                                             ----------------    --------------------
Net cash provided by (used in) financing activities                                   (66,658)                 42,433
                                                                             ----------------    --------------------

Net increase (decrease) in cash and cash equivalents                                  11,220                  (1,782)
Cash and cash equivalents at beginning of period                                       10,825                   4,959
                                                                             ----------------    --------------------
Cash and cash equivalents at end of period                                         $   22,045              $    3,177
                                                                             ----------------    --------------------
Supplemental disclosures of cash flow information --
      Cash paid during the period for:
         Interest                                                                  $   10,459              $    6,795
         Income taxes                                                                     ---                     206
                                                                             ----------------    --------------------

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

         The condensed consolidated statements of income include the results for the nine-week transition period ended June 29, 1996 and the previously reported thirteen-week period ended July 29, 1995. The Company believes it was not practicable to prepare financial statements for the comparable nine-week period in fiscal 1996; nor would such statements be more meaningful than the reported results for the previously reported thirteen-week period ended July 29, 1995 due to various non-recurring charges and the inclusion of the results of US Foodservice Inc. ("US Foodservice") since the date of acquisition (May 17, 1996) in the nine-week transition period ended June 29, 1996.

    2. In connection with the merger more fully disclosed in Note 6, the Company changed its fiscal year to the Saturday closest to June 30 from the Saturday closest to April 30.

         The foregoing financial statements for the transition period from the end of the previous fiscal year ended April 27, 1996 to June 29,1996, have not been examined by independent public accountants and reflect, in the opinion of the Company, all adjustments (which, except for restructuring and other one-time charges, included only normal recurring adjustments) necessary to present fairly the information purported to be shown and are not necessarily indicative of the results of the operations for the new fiscal year ending
         June 28, 1997.

         The restructuring charge of $57.6 million discussed in Note 7 and various other one-time costs relating to operational consolidation arising from the merger were recorded in the transition period ended June 29, 1996. Operating results for the transition period were affected by these one-time charges and should not be reflective of the Company's operating performance in fiscal 1997.

    3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

    4.   Inventories are summarized as follows (amounts in thousands):

                                                      June 29,    April 27,
                                                        1996        1996
                                                    ----------  ----------
                     Finished Goods                 $  231,839  $  145,899
                     Raw Materials                       5,924       6,906
                                                    ----------  ----------
                                                    $  237,763  $  152,805
                                                    ----------  ----------

         All inventories are stated at the lower of cost or market with approximately 11% at June 29, 1996 determined by the last-in, first-out ("LIFO") cost method and the remainder by the first-in, first-out ("FIFO") cost method.

    5. In October 1994, the Company sold all of the stock of Tone Brothers, Inc. ("Tone") to Burns Philp, Inc. ("Burns Philp"). The sale agreement provided for arbitration in the case of a dispute and on April 16, 1995, Burns Philp filed a notice of arbitration in which it claimed contract and fraud damages in excess of $57 million in connection with the purchase of Tone. In management's opinion, based on consultation with legal counsel, the sale agreement should limit any claims for breach of representations under the sale agreement to a maximum of $25 million.

         After extensive investigation and discovery, the matter was presented to the arbitration tribunal in February 1996 and final argument was presented in April 1996. The matter has been fully briefed and is awaiting decision by the tribunal. While the Company believes it presented very significant factual and legal defenses to the claims, the outcome of this matter is currently uncertain; however, in management's opinion, based on consultation with legal counsel, the resolution of this matter will not have a material effect on the Company's consolidated financial position or its results of operations.

    6. On May 17, 1996, the Company consummated its previously announced agreement to merge with US Foodservice, a privately held broadline foodservice distribution company. As part of the merger agreement, US Foodservice stockholders received 1.457 shares of Rykoff-Sexton common stock for each outstanding share of Class A and Class B common stock of US Foodservice. Options and warrants to acquire approximately one million shares of US Foodservice common stock were converted into options and warrants to acquire Rykoff-Sexton common stock on the same basis. The number of shares issued in connection with the merger was 12,880,519, which was based on the low end of the conversion formula of $17.16 per share per the merger agreement. For financial reporting purposes, the shares issued have been recorded at $15.40 per share which represents the closing market price as defined in the merger agreement. In addition, all outstanding shares of US Foodservice $15 cumulative redeemable exchangeable preferred stock were purchased by Rykoff-Sexton for $26.6 million.

         In connection with the merger, Rykoff-Sexton entered into a new bank credit facility with a syndicate of financial institutions providing for loans and other credit facilities equal to $485 million. Rykoff-Sexton also entered into an accounts receivable securitization facility with two banks totaling an additional $110 million. Under this program, the Company will sell certain of its trade accounts receivable on an ongoing basis. The Company also assumed an existing $90 million accounts receivable securitization facility already in place at US Foodservice. The initial net proceeds of the new credit facility and the receivables securitization were used to refinance and pay off existing bank debt and certain other indebtedness of Rykoff-Sexton, refinance substantially all of US Foodservice's outstanding debt, repurchase US Foodservice preferred stock, provide initial financing for Rykoff-Sexton's ongoing working capital needs and pay related fees and expenses. Long-term receivables included on the June 29, 1996 balance sheet represent residual amounts to be collected upon termination of the accounts receivable securitization facility.

         For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, US Foodservice's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $217 million which includes costs of acquisition. The aggregate purchase price, which was financed through the issuance of common stock and proceeds from the new bank credit facility, has been preliminarily allocated to the assets and liabilities of US Foodservice based upon their respective fair market values. The excess of the purchase price over assets acquired approximated $409 million and is being amortized over the expected period of benefit of 40 years.

         In connection with the merger and integration plan, the Company assumed restructuring and integration liabilities totaling $9 million. These liabilities relate primarily to severance and other costs for branch closure and integration activities pursuant to the merger and integration plan. It is anticipated that these expenditures will be paid primarily in fiscal 1997.

         Pro forma net income and net income per share figures have not been included as they are not considered to be meaningful due to the various one-time charges recorded in the transition period ended June 29, 1996.

         Pro forma sales for the twelve months ended June 29, 1996, assuming the US Foodservice acquisition was made July 1, 1995 and Rykoff-Sexton sales are reported on a calendar quarter basis, are summarized as follows (amounts in thousands):

              September 30, 1995                 $       891,396

              December 30, 1995                          904,959

              March 30, 1996                             867,177

              June 29, 1996                              903,223
                                                 ---------------
                                                  $    3,566,755
                                                 ---------------

    7. In connection with the US Foodservice merger consummated on May 17, 1996, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax or $1.49 per share) in the transition period ended June 29, 1996. These charges relate to the impairment of property, plant and equipment and other assets occurring as a result of closure of duplicate facilities and other integration activities totaling $20.1 million on a pre-tax basis; and expected expenditures to reposition operations and close facilities, including severance, rent and other costs totaling $37.5 million on a pre-tax basis. It is anticipated that the pre-tax cash outlay related to the above noted future restructuring expenditures would be approximately $20 million in fiscal 1997, and the remainder in years thereafter (primarily related to non-cancellable operating lease commitments). The amount of spending against the restructuring reserve was not significant as of June 29, 1996.


    8. The financial statements for the prior period reflect certain reclassifications to conform with classifications adopted in the current year, including the reclassification of certain items previously included in operating expense to cost of sales to conform the accounting treatment of the Company and US Foodservice.

                                 RYKOFF-SEXTON, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

This report discusses the results for the nine-week transition period ended June 29, 1996. Due to the acquisition of US Foodservice, various non-recurring charges and the change in the Company's year-end, comparative results are more difficult to analyze. To aid in the analysis of operating results, the discussion will compare the financial results for the nine-week transition period with the reported results for the thirteen-week period ended July 29, 1995 by analyzing the results as a percentage of net sales. The Company believes it is not practicable to prepare financial statements for the comparable nine-week period in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen-week period ended July 29, 1995 due to various non-recurring charges and the inclusion of the results of operations of US Foodservice since the date of acquisition (May 17, 1996) in the nine-week transition period ended June 29, 1996.

RESULTS OF OPERATIONS


                                            Nine-Week
                                            Transition
                                           Period Ended                        Thirteen Weeks Ended
                                           June 29, 1996        % of Sales         July 29, 1995         % of Sales
                                          ----------------      ----------     --------------------     ------------
Net sales                                     $    519,903          100.0%              $   421,771          100.0%
Cost of sales                                      426,486           82.0%                  324,540           76.9%
                                          ----------------                     --------------------
Gross profit                                        93,417           18.0%                   97,231           23.1%
Warehouse, selling, general
  and administrative expenses                      115,349           22.2%                   89,677           21.3%
Restructuring costs                                 57,600           11.1%                      ---            0.0%
                                          ----------------                     --------------------
Income (loss) from operations                      (79,532)         (15.3)%                   7,554            1.8%
Interest expense, net                                6,930            1.3%                    3,146            0.7%
Other expenses                                       9,913            1.9%                      ---            ---%
                                          ----------------                     --------------------
Income (loss) before income taxes                  (96,375)         (18.5)%                   4,408            1.0%
Provision (benefit) for income taxes               (36,195)          (7.0)%                   1,763            0.4%
                                          ----------------                     --------------------
Net income (loss)                             $    (60,180)         (11.6)%             $     2,645            0.6%
                                          ----------------                     --------------------

In connection with the US Foodservice merger, the Company changed its fiscal year to the Saturday closest to June 30 from the Saturday closest to April 30. The financial information presented covers the nine-week transition period from the end of the previous fiscal year ended April 27, 1996 to June 29, 1996. Operating results for US Foodservice have been included since the date of the merger.

The Company's gross profit margin is 18.0% for the nine-week period ended
June 29, 1996 compared with 23.1% for the thirteen-week period ended July 29, 1995. The decline resulted from several factors, including the acquisition of US Foodservice which has a lower gross profit margin; the continuing transition of the Company from a niche distributor to a broadline distributor which offers customers products such as meat, produce and seafood which typically carry a lower margin; and one-time charges to cost of sales relating to product consolidations and realignment of inventory in accordance with the Company's integration plans.

Warehouse, selling, general and administrative expenses as a percentage of net sales for the 9-week transition period ended June 29, 1996 were 22.2% compared with 21.3% in the thirteen weeks ended July 29, 1995. The increase in operating expenses was primarily due to the recording of one-time charges by various distribution centers of the Company relating to operational consolidation arising from the merger. Operating results for the transition period, which were adversely affected by these one-time charges, should not be indicative of the Company's operating performance in fiscal 1997.

Additionally, the Company recorded a restructuring charge of $57.6 million in the transition period ended June 29, 1996. These charges are primarily attributable to closures of duplicate facilities, severance and other related integration costs. Other one-time operating cost exceeding $18 million have been included in operating income.

Net interest expense for the transition ended June 29, 1996 increased to $6.9 million from $3.1 million in the thirteen weeks ended July 29, 1995. The increase in interest expense was primarily due to new term loans resulting from the new bank credit facility described in Note 6 to the financial statements.

Other expenses of $9.9 million in the transition period ended June 29, 1996 relate primarily to one-time fees and the initial loss totaling $8.4 million arising from sales of receivables under an asset securitization program.

The decline in the effective tax rate to a 38% benefit for the transition period ended June 29, 1996 from a 40% provision for the thirteen weeks ended July 29, 1995 was primarily attributable to a valuation allowance related to potentially non-deductible state operating losses.

RESULTS OF OPERATIONS - OUTLOOK FOR FISCAL 1997

The merger with US Foodservice provides the Company with an added avenue to improve operating results. The Company's management is consolidating overlapping distribution centers and offices. Plans to achieve other significant operating efficiencies and marketing benefits are also in progress.

With the integration process in place, the Company has set an objective of achieving synergies in excess of $10 million in fiscal year 1997. Management believes that the bulk of these synergies should be derived primarily from enhanced purchasing leverage and more favorable sales and marketing allowances; opportunities to increase sales of self-manufactured items; consolidation of overlapping distribution centers and offices; and elimination of costs associated with redundant departments and functions.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-week transition period ended June 29, 1996, the Company refinanced its debt in conjunction with its merger with US Foodservice.
Under the new Credit Agreement, the Company has relationships with commercial banks and other lenders that have committed to provide a revolving line of credit up to $150 million. As of July 31, 1996 the unused balance of this facility was approximately $100 million. The Company has used its bank credit line principally for capital expenditures, debt repayment, payment of dividends and acquisitions. Going forward, the Company expects that its future capital expenditures, debt payments and cash dividends will be financed through a combination of cash flow generated from operating activities and use of its credit line.

During the transition period ended June 29, 1996, the Company invested $3.9 million in capital expenditures. The Company has ongoing plans to incur capital expenditures for the construction of new and more efficient distribution centers and expansion of freezer and cooler facilities.

Management believes that the Company will be able to generate cash flows from operations, and have sufficient capital resources to meet its operating needs as well as debt obligations and other cash outlays for the foreseeable future. As the combination of the merged operations progresses, the Company expects to make expenditures totaling $29 million for severance, rent and other costs to reposition operations and close facilities. These payments have been provided for in the restructuring charge recorded in the transition period ended June 29, 1996 and in the accounting for the purchase of US Foodservice.

In fiscal 1997, the Company has available net operating loss carryback of about $16 million related to fiscal 1996 and expects to receive cash refunds of approximately $5.8 million.

The Company believes that the outcome of the arbitration proceedings described in Note 5 to the financial statements will not have a significant impact on its liquidity and capital resources.

                            PART II.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

          27  Financial Data Schedule

    (b)  Reports on Form 8-K

    During the transition period ended June 29, 1996, the Company filed a Form 8-K dated May 30, 1996 reporting the following items:

    Item 2.  Acquisition or Disposition of Assets.
    Item 7.  Financial Statements, Pro Forma Financial Information and
             Exhibits.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RYKOFF-SEXTON, INC.



Date:   August 12, 1996                 /S/ MARK VAN STEKELENBURG
                                        --------------------------
                                        Mark Van Stekelenburg
                                        Chairman and Chief
                                        Executive Officer



Date:   August 12, 1996                 /S/ RICHARD J. MARTIN
                                        --------------------------
                                        Richard J. Martin
                                        Senior Vice President and
                                        Chief Financial Officer



Date:   August 12, 1996                 /S/ JAMES C. WONG
                                        ---------------------------
                                        James C. Wong
                                        Treasurer