Form 10-Q
period 1996-09-28
RYKOFF SEXTON INC
filed 1996-11-08
CIK 85973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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

                             YES  ( X )      NO  (   )

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                                                   OUTSTANDING AT
               CLASS OF COMMON STOCK              OCTOBER 31, 1996
               ---------------------              ----------------
                 $.10 PAR VALUE                   27,768,063 SHARES

                               RYKOFF-SEXTON, INC.

                                      INDEX

                                                                           Page
                                                                           No.

Part I.  Financial Information

        Item l. Financial Statements

          Condensed Consolidated Balance Sheets
           September 28, 1996 and April 27, 1996                           1

          Condensed Consolidated Statements of Income
           Thirteen Weeks ended September 28, 1996 and
           October 28, 1995                                                2

          Condensed Consolidated Statements of Cash Flows
           Thirteen Weeks ended September 28, 1996 and
           October 28, 1995                                                3

          Notes to Condensed Consolidated Financial
           Statements                                                      4-6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7-9

Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                           10

Signatures                                                                 11

                               RYKOFF-SEXTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                         ASSETS

                                                          September 28,          April 27,
                                                             1996                  1996
                                                          -------------         ------------
Current assets:
       Cash and cash equivalents                          $     49,266          $   10,825
       Accounts receivable, net                                 39,465             182,312
       Inventories                                             249,737             152,805
       Prepaid expenses                                         27,171              19,893
       Deferred income taxes                                    22,800               7,211
                                                          -------------         ------------
              Total current assets                             388,439             373,046
                                                          -------------         ------------
Property, plant and equipment, net                             274,263             177,918
Goodwill, net                                                  442,690              41,188
Long-term receivables                                          108,512                 ---
Deferred income taxes, net                                      34,757               4,881
Other assets, net                                               26,070              14,823
                                                          -------------         ------------
              Total assets                                $  1,274,731          $  611,856
                                                          -------------         ------------
                                                          -------------         ------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Short-term debt                                    $        ---          $   94,000
       Accounts payable                                        265,672             120,828
       Accrued liabilities                                     112,692              48,203
       Current portion of long-term debt                         9,059              19,708
                                                          -------------         ------------
              Total current liabilities                        387,423             282,739
                                                          -------------         ------------
Long-term debt, less current portion                           506,750             135,081
                                                          -------------         ------------
Other long-term liabilities                                     42,680               1,536
                                                          -------------         ------------
Shareholders' equity:

       Common stock, at stated value                             2,805               1,513
       Additional paid-in capital                              297,774              95,236
       Retained earnings                                        40,531              99,497
                                                          -------------         ------------
                                                               341,110             196,246

       Less: treasury stock, at cost                             3,232               3,746
                                                          -------------         ------------
              Total shareholders' equity                       337,878             192,500
                                                          -------------         ------------
              Total liabilities and shareholders' equity  $  1,274,731          $  611,856
                                                          -------------         ------------
                                                          -------------         ------------

          See accompanying notes to condensed consolidated financial statements.

                               RYKOFF-SEXTON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in Thousands Except Per Share Amounts)

                                                       Thirteen Weeks Ended
                                                 -------------------------------
                                                 September 28,       October 28,
                                                     1996               1995
                                                 -------------      ------------

Net sales                                         $  904,827         $  440,545

Cost of sales                                        727,440            339,745
                                                 -------------      ------------
Gross profit                                         177,387            100,800

Operating expenses                                   155,928             98,068

Amortization of goodwill and other intangibles         2,933                165

Reversal of restructuring reserves                       ---             (6,441)
                                                 -------------      ------------
Income from operations                                18,526              9,008

Interest expense, net                                 11,272              4,213

Other expenses                                         3,137                ---
                                                 -------------      ------------
Income before income taxes                             4,117              4,795

Provision for income taxes                             2,071              1,918
                                                 -------------      ------------
Net income                                        $    2,046         $    2,877
                                                 -------------      ------------
                                                 -------------      ------------
Weighted average number of
 shares outstanding                                   28,051             15,068
                                                 -------------      ------------
                                                 -------------      ------------
Earnings per share                                $     0.07         $     0.19
                                                 -------------      ------------
                                                 -------------      ------------

Cash dividends per share                          $     0.03         $      ---
                                                 -------------      ------------
                                                 -------------      ------------

     See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                  Thirteen Weeks Ended
                                                       -----------------------------------------
                                                        September 28, 1996     October 28, 1995
                                                       -------------------    ------------------
Cash flows from operating activities--
   Net income
   Adjustments to reconcile net income to net
    cash provided by operating activities --               $     2,046           $     2,877
   Deferred gain on sale and leaseback transaction                (140)                 (141)
   Depreciation and amortization                                10,939                 4,491
   Gain on sale of property, plant and equipment                (1,196)                  (78)
   Deferred income taxes                                         2,154                   ---
   Changes in assets and liabilities:
      (Increase) in receivables                                (32,937)              (12,852)
      (Increase) in inventories                                (11,974)               (5,945)
      Decrease in prepaid expenses and
       other assets                                              3,184                   358
      Increase in accounts payable
       and accrued liabilities                                  44,154                29,323
                                                       -------------------    ------------------
Net cash provided by operating activities                       16,230                18,033
                                                       -------------------    ------------------
Cash flows from investing activities --
   Capital expenditures                                         (7,092)              (19,691)
   Proceeds from disposal of property, plant and
    equipment                                                    3,682                   116
   Cost of acquisition                                             ---                (3,833)
                                                       -------------------    ------------------
Net cash used in investing activities                           (3,410)              (23,408)
                                                       -------------------    ------------------
Cash flows from financing activities--
  Principal payments of long-term debt and capital
   lease obligations                                              (386)                  (34)
  Increase under revolving credit line                          15,000                17,000
  Issuance of common stock                                         619                 2,160
  Dividends paid                                                  (832)                  ---
                                                       -------------------    ------------------
Net cash provided by financing activities                       14,401                19,126
                                                       -------------------    ------------------
Net increase in cash and cash equivalents                       27,221                13,751
Cash and cash equivalents at beginning of period                22,045                 3,177
                                                       -------------------    ------------------
Cash and cash equivalents at end of period                 $    49,266           $    16,928
                                                       -------------------    ------------------
                                                       -------------------    ------------------

Supplemental disclosures of cash flow information --
   Cash paid (refunds) during the period for:
   Interest                                                $     8,148           $     1,424
   Income taxes, net                                            (2,481)                1,487
                                                       -------------------    ------------------
                                                       -------------------    ------------------

     See accompanying notes to condensed consolidated financial statements.

                               RYKOFF-SEXTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary to present fairly the information purported to be shown and is not necessarily indicative of the results of the operations for the entire year ending June 28, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows include the results for the thirteen weeks ended September 28, 1996, compared to the thirteen weeks ended October 28, 1995. The Company believes it was not practicable to prepare financial statements for the comparable thirteen-week period in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen-week period ended October 28, 1995 given the inclusion of the results of US Foodservice Inc. ("US Foodservice") in the thirteen-week period ended September 28, 1996.

2. In connection with the acquisition of US Foodservice, the Company changed its fiscal year to the Saturday closest to June 30 from the Saturday closest to April 30.

     The financial statements for the prior period reflect certain reclassifications to conform with classifications adopted in the current year, including the reclassification of certain items previously included in operating expenses to cost of sales to conform the accounting treatment of the Company and US Foodservice.

3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

4.   Inventories are summarized as follows (amounts in thousands):

                                       September 28,    April 27,
                                           1996           1996
                                       -------------  -------------
                    Finished Goods      $  240,964     $  145,899
                    Raw Materials            8,773          6,906
                                       -------------  -------------
                                        $  249,737     $  152,805
                                       -------------  -------------
                                       -------------  -------------

     All inventories are stated at the lower of cost or market, with approximately 13% at September 28, 1996 determined by the last-in, first-out ("LIFO") cost method and the remainder by the first-in, first-out ("FIFO") cost method.

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

     After extensive investigation and discovery, the matter was presented to the arbitration tribunal in February 1996 and final argument was presented in April 1996. The arbitration proceeding concluded in October 1996 and the arbitration award, which is final and binding, is not material and will not impact the Company's financial results.

6. On May 17, 1996, the Company consummated a merger with US Foodservice, a privately held broadline foodservice distribution company. As part of the merger agreement, US Foodservice stockholders received 1.457 shares of Rykoff-Sexton common stock for each outstanding share of US Foodservice common stock. Options and warrants to acquire approximately one million shares of US Foodservice common stock were converted to options to acquire Rykoff-Sexton common stock on the same basis. The number of shares issued in connection with the merger was 12,880,519. For financial reporting purposes, the shares issued have been recorded at $15.40 per share, which represents the closing market price as defined in the merger agreement. In addition to the issuance of common stock, Rykoff-Sexton refinanced substantially all of the outstanding debt of US Foodservice and purchased all of the outstanding shares of the US Foodservice $15 cumulative redeemable exchangeable preferred stock. The merger was treated as a purchase transaction and, as such, the aggregate purchase price has been preliminarily allocated to the assets and liabilities of US Foodservice based upon their respective fair values. The excess of the purchase price over assets acquired approximated $408 million and is being amortized over the expected period of benefit of forty years.

     In connection with the merger, Rykoff-Sexton entered into a new bank credit facility providing for loans and other credit facilities equal to $485 million. Rykoff-Sexton also entered into an accounts receivable securitization facility with two banks totaling $110 million and assumed an existing $90 million accounts receivable securitization facility already in place at US Foodservice. Proceeds under the new credit facility and the accounts receivable securitization facilities were used to pay off existing debt, repurchase outstanding US Foodservice preferred stock, provide for initial and ongoing working capital needs and pay related fees and expenses. Long-term receivables included on the September 28, 1996 balance sheet represent residual amounts to be collected upon termination of the accounts receivable securitization facilities.

     Pro forma sales for the twelve months ended June 29, 1996, assuming the US Foodservice acquisition had been made on July 1, 1995 and Rykoff-Sexton sales had been reported on a fiscal quarter basis assuming a June fiscal year end, are summarized as follows (amounts in thousands):


               September 30, 1995          $    891,396

               December 30, 1995                904,959

               March 30, 1996                   867,177

               June 29, 1996                    903,223
                                          --------------
                                           $  3,566,755
                                          --------------

7. In connection with the US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the current fiscal quarter, the Company charged $7.7 million against the restructuring liability for such costs incurred. The estimated cash outlays for the rest of fiscal 1997 for the above restructuring are approximately $11.0 million, with the remainder estimated to be paid in subsequent years (primarily related to non-cancelable operating lease commitments).

                               RYKOFF-SEXTON, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

This report discusses the consolidated results of Rykoff-Sexton, Inc. (the "Company") for the thirteen weeks ended September 28, 1996, the first fiscal quarter in the Company's newly adopted fiscal year ending June 28, 1997. Due to the change in the Company's fiscal year and the combination with US Foodservice Inc. on May 17, 1996, there are no directly comparable prior year results. To aid in the analysis of the operating results, the discussion will compare the current fiscal quarter to the thirteen weeks ended October 28, 1995, the prior year's second fiscal quarter and the most comparable reporting period. Management believes that it would not be practicable to prepare financial statements for the comparable thirteen-week period in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen-week period ended October 28, 1995. The operating results for the thirteen weeks ended October 28, 1995 include certain reclassifications to conform with classification adopted in the current year.

RESULTS OF OPERATIONS
In 000's:
                                       Thirteen Weeks Ended            Thirteen Weeks Ended
                                        September 28, 1996  % of Sales   October 28, 1995   % of Sales
                                       -------------------- ---------- -------------------- ----------
Net sales                                $      904,827        100.0%      $  440,545         100.0%

Cost of sales                                   727,440         80.4%         339,745          77.1%
                                       --------------------            --------------------
Gross profit                                    177,387         19.6%         100,800          22.9%

Operating expenses                              155,928         17.2%          98,068          22.3%

Amortization of goodwill and other
 intangibles                                      2,933          0.3%             165           0.0%

Reversal of restructuring reserves                  ---                        (6,441)         (1.5%)
                                       --------------------            --------------------
Income from operations                           18,526          2.1%           9,008           2.1%

Interest expense, net                            11,272          1.2%           4,213           1.0%

Other expenses                                    3,137          0.4%             ---           0.0%
                                       --------------------            --------------------
Income before income taxes                        4,117          0.5%           4,795           1.1%

Provision for income taxes                        2,071          0.3%           1,918           0.4%
                                       --------------------            --------------------
Net income                                   $    2,046          0.2%      $    2,877           0.7%
                                       --------------------            --------------------
                                       --------------------            --------------------

NET SALES. Net sales for the thirteen weeks ended September 28, 1996 were $904.8 million, more than double the $440.5 million of net sales for the thirteen weeks ended October 28, 1995. This increase is primarily the result of the merger with US Foodservice Inc. ("US Foodservice"), which occurred on May 17, 1996. In connection with this merger, certain distribution centers with overlapping service areas have been consolidated to allow for improved operating efficiencies. These consolidations tend to temper the sales growth in the particular service area as some existing customers choose not to continue with the combined distribution center. In addition, customers are reviewed periodically for profitability to the Company and terms are often renegotiated or, absent successful renegotiation of terms, the Company may resign from these accounts. Excluding those distribution centers affected by consolidation and the Company's resignation from a significant customer account, same-distribution center sales for the first fiscal quarter increased more than 7% over the same period a year ago.

GROSS PROFIT. Gross profit for the thirteen weeks ended September 28, 1996 was $177.4 million compared to $100.8 million for the thirteen weeks ended October 28, 1995. Gross margin (gross profit as a percentage of net sales) for the thirteen weeks ended September 28, 1996 was 19.6% compared to 22.9% for the thirteen weeks ended October 28, 1995. The decline in gross margin is directly attributable to the merger with US Foodservice, which yielded a lower gross margin than the pre-merger Rykoff-Sexton distribution centers, due to both its mix of products sold and to its mix of customers. The merger with US Foodservice further enhanced the Company's already ongoing efforts to transition itself from a specialty distributor to a broadline distributor, which generally produces lower gross margins but also enjoys lower operating expense levels.

OPERATING EXPENSES. Operating expenses for the thirteen weeks ended September 28, 1996 were $155.9 million, or 17.2% of net sales, compared to $98.1 million, or 22.3% of net sales, for the thirteen weeks ended October 28, 1995. As noted above, the Company's move towards broadline distribution has lowered the overall level of operating expenses as a percentage of net sales. This lower level of operating expenses is also driven by a change in the mix of customers to more chain account customers, which typically have higher drop (delivery) sizes and a consistent delivery schedule. Included in operating expenses are gains totaling $1.2 million ($0.7 million after tax) related to sales of certain assets during the first fiscal quarter.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the thirteen weeks ended September 28, 1996 was $2.9 million, or 0.3% of net sales. This amortization resulted primarily from the combination with US Foodservice, which was accounted for as a purchase transaction.

INTEREST EXPENSE, NET. Net interest expense for the thirteen weeks ended September 28, 1996 was $11.3 million compared to $4.2 million for the thirteen weeks ended October 28, 1995. The increase in net interest expense is directly attributable to the combination with US Foodservice which increased the overall debt level of the Company through a new bank credit facility.

OTHER EXPENSES. Other expenses for the thirteen weeks ended September 28, 1996 were $3.1 million. Other expenses consist of the charges generated under the Company's asset securitization programs.

PROVISION FOR INCOME TAXES. Provision for income taxes for the thirteen weeks ended September 28, 1996 was $2.1 million, which is an effective tax rate of 50 percent. The effective tax rate for the thirteen weeks ended October 28, 1995 was 40 percent. The increase in the effective tax rate is primarily due to the non-deductible goodwill associated with the US Foodservice combination.

LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended September 28, 1996, the Company increased its cash and cash equivalents by $27.2 million. The increase was provided through net income of $2.0 million, increased by $10.9 million for depreciation and amortization and $2.2 million of deferred income taxes and reduced by gains on sales of assets of $1.2 million and amortization of deferred gain on sale and leaseback transactions of $0.1 million. This, combined with increases in accounts payable and accrued liabilities of $44.1 million and decreases in prepaid expenses and other assets of $3.2 million and reduced by increases in receivables of $32.9 million and inventories of $12.0 million produced total cash from operations of $16.2 million. The Company had capital expenditures of $7.1 million and generated proceeds on the sale of assets of $3.7 million. To finance the increase in accounts receivable and inventories and the capital expenditures, the Company borrowed $15.0 million under its revolving credit facility. In addition, the Company paid $0.4 million of long term debt and capital leases, received proceeds from the issuance of common stock of $0.6 million and paid cash dividends on common stock of $0.8 million.

In connection with the merger with US Foodservice on May 17, 1996, the Company entered into a new bank credit facility with a syndicate of financial institutions providing for loans and other credit facilities equal to $485 million. The Company also entered into an accounts receivable securitization program with two banks totaling $110 million and assumed the existing US Foodservice accounts receivable securitization program totaling $90 million. Term loans outstanding under the bank credit facility at September 28, 1996 were $335 million. Availability under the Company's revolving credit facility, net of outstanding letters of credit, was $92 million. As a result of an ongoing working capital management program, the Company also had $19 million of cash equivalents at September 28, 1996. These amounts could not be applied against the revolving credit facility due to LIBOR elections.

On July 23, 1996, the Company paid a regular dividend of $0.03 per share of common stock, or $832 thousand, to shareholders of record at July 5, 1996.
Under the Company's current financing arrangements, the Company's ability to pay dividends is limited to a cumulative total of $5 million. The July dividend payment and future dividend payments will be accumulated toward the $5 million limitation for the foreseeable future.

Management believes that the Company will continue to be able to generate cash flows from operations and have sufficient capital resources to meet its operating needs, as well as debt obligations and other cash outlays for the foreseeable future. For the remainder of fiscal 1997, the Company has plans for the expenditure of approximately $47 million of capital in the construction or expansion of its distribution facilities. In addition, ongoing maintenance capital expenditures are expected to total approximately $17 million.

FORWARD-LOOKING STATEMENTS

From time to time Rykoff-Sexton may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the company's success in (i) integrating all operations within the planned time frame; (ii) achieving increased sales and marketing allowances from its enhanced purchasing leverage; and (iii) achieving budgeted cost reductions, as well as gains or losses from sales of the company's operations, along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to liquidity and capital resources.

                         PART II.     OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 27      Financial Data Schedule

          (b)    Reports on Form 8-K

                 There were no reports on Form 8-K filed during the thirteen weeks ended September 28, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RYKOFF-SEXTON, INC.



Date:   November 7, 1996                    /s/MARK VAN STEKELENBURG
                                         ---------------------------------
                                            Mark Van Stekelenburg
                                            Chairman and Chief Executive Officer



Date:   November 7, 1996                     /s/RICHARD J. MARTIN
                                         ---------------------------------
                                             Richard J. Martin
                                             Senior Vice President and
                                               Chief Financial Officer



Date:   November 7, 1996                     /s/ROBERT D. SMITH
                                         ---------------------------------
                                             Robert D. Smith
                                             Assistant Controller