Form 10-Q
period 1996-12-28
RYKOFF SEXTON INC
filed 1997-02-11
CIK 85973

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(MARK ONE)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996

                                          OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM              TO

                            COMMISSION FILE NUMBER 0-8105

                                 RYKOFF-SEXTON, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      95-2134693
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         613 BALTIMORE DRIVE
    WILKES-BARRE, PENNSYLVANIA                                  18702
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)
                                    (717) 831-7500
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

FORMER ADDRESS:  RYKOFF-SEXTON, INC., 1050 WARRENVILLE ROAD, LISLE, ILLINOIS
60532
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES  ( X )     NO  (    )

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                 OUTSTANDING AT
              CLASS OF COMMON STOCK              JANUARY 31, 1997
              ---------------------              ----------------
                   $.10 PAR VALUE                27,925,572 SHARES

                                 RYKOFF-SEXTON, INC.

                                        INDEX

                                                                           Page
                                                                            No.
                                                                           ----

Part I.  Financial Information

    Item l. Financial Statements

         Condensed Consolidated Balance Sheets
           December 28, 1996 and April 27, 1996                             1


         Condensed Consolidated Statements of Income
           Thirteen Weeks and Twenty-six Weeks ended
           December 28, 1996 and January 27, 1996                           2


         Condensed Consolidated Statements of Cash Flows
           Twenty-six Weeks ended December 28, 1996 and
                  January 27, 1996                                          3


         Notes to Condensed Consolidated Financial
           Statements                                                      4-6

    Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7-11


Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                                  13

                                 RYKOFF-SEXTON, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in Thousands)

                                        ASSETS

                                                    December 28,     April 27,
                                                        1996           1996
                                                    (Unaudited)
                                                    ------------   ------------
Current assets:
  Cash and cash equivalents                         $     37,596   $     10,825
  Accounts receivable, net                               128,694        182,312
  Inventories                                            227,896        152,805
  Prepaid expenses                                        36,244         19,893
  Deferred income taxes                                   22,368          7,211
                                                    ------------   ------------
     Total current assets                                452,798        373,046
                                                    ------------   ------------

Property, plant and equipment, net                       276,886        177,918
Goodwill, net                                            443,048         41,188
Deferred income taxes, net                                28,035          4,881
Other assets, net                                         24,702         14,823
                                                    ------------   ------------
     Total assets                                   $  1,225,469   $    611,856
                                                    ------------   ------------
                                                    ------------   ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                   $        ---   $     94,000
  Accounts payable                                       234,896        120,828
  Accrued liabilities                                     94,871         48,203
  Current portion of long-term debt                       15,196         19,708
                                                    ------------   ------------
     Total current liabilities                           344,963        282,739
                                                    ------------   ------------
Long-term debt, less current portion                     494,695        135,081
                                                    ------------   ------------
Other long-term liabilities                               42,688          1,536
                                                    ------------   ------------
Shareholders' equity:

  Common stock, at stated value                            2,818          1,513
  Additional paid-in capital                             299,085         95,236
  Retained earnings                                       44,447         99,497
                                                    ------------   ------------
                                                         346,350        196,246

  Less: treasury stock, at cost                            3,227          3,746
                                                    ------------   ------------
     Total shareholders' equity                          343,123        192,500
                                                    ------------   ------------

     Total liabilities and shareholders' equity     $  1,225,469   $    611,856
                                                    ------------   ------------
                                                    ------------   ------------

        See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands Except Per Share Amounts)
                                     (Unaudited)


                                                         Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                     ---------------------------   ---------------------------
                                                    December 28,    January 27,   December 28,    January 27,
                                                       1996            1996           1996            1996
                                                    ------------    -----------   ------------    -----------
Net sales                                           $    882,381    $   452,379   $  1,787,208    $   892,924

Cost of sales                                            701,800        351,406      1,429,240        691,151
                                                    ------------    -----------   ------------    -----------

Gross profit                                             180,581        100,973        357,968        201,773

Operating expenses                                       154,251         94,727        310,179        192,795

Amortization of goodwill and other intangibles             3,385            262          6,318            427

Reversal of restructuring reserves                           ---            ---            ---         (6,441)
                                                    ------------    -----------   ------------    -----------

Income from operations                                    22,945          5,984         41,471         14,992

Interest expense, net                                     11,534          5,093         22,806          9,306

Other expenses                                             3,821            ---          6,958            ---
                                                    ------------    -----------   ------------    -----------

Income before income taxes                                 7,590            891         11,707          5,686

Provision for income taxes                                 3,673            347          5,744          2,265
                                                    ------------    -----------   ------------    -----------

Net income                                          $      3,917    $       544       $  5,963       $  3,421
                                                    ------------    -----------   ------------    -----------
                                                    ------------    -----------   ------------    -----------

Weighted average number of
  shares outstanding                                      28,172         15,039         28,135         15,054
                                                    ------------    -----------   ------------    -----------
                                                    ------------    -----------   ------------    -----------

Earnings per share                                  $       0.14    $      0.04   $       0.21    $      0.23
                                                    ------------    -----------   ------------    -----------
                                                    ------------    -----------   ------------    -----------

Cash dividends per share                            $        ---    $      0.03   $       0.03    $      0.03
                                                    ------------    -----------   ------------    -----------
                                                    ------------    -----------   ------------    -----------




        See accompanying notes to condensed consolidated financial statements.

                                 RYKOFF-SEXTON,  INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)
                                     (Unaudited)

                                                                 Twenty-six Weeks Ended
                                                         -------------------------------------
                                                         December 28, 1996    January 27, 1996
                                                         -----------------    ----------------
Cash flows from operating activities--
  Net income                                             $           5,963    $          3,421
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities --
  Deferred gain on sale and leaseback transaction                     (265)               (281)
  Depreciation and amortization                                     21,672               9,515
  Gain on sale of property, plant and equipment                     (2,141)                (40)
  Deferred income taxes                                              4,607                 ---
  Changes in assets and liabilities:
      (Increase) in receivables                                    (13,654)            ( 6,874)
      (Increase) decrease in inventories                             9,698              (2,988)
      (Increase) in prepaid expenses and
        other assets                                                (2,112)             (3,934)
      (Decrease) in accounts payable
       and accrued and other liabilities                            (5,286)             (1,947)
                                                         -----------------    ----------------
Net cash provided by (used in) operating activities                 18,482              (3,128)
                                                         -----------------    ----------------
Cash flows from investing activities --
  Capital expenditures                                             (19,079)            (24,153)
  Proceeds from disposal of property, plant and
   equipment                                                         6,435                 346
  Cost of acquisition                                                  ---              (8,542)
  Other                                                                ---              (1,361)
                                                         -----------------    ----------------
Net cash used in investing activities                              (12,644)            (33,710)
                                                         -----------------    ----------------
Cash flows from financing activities--
  Principal payments of long-term debt and capital
   lease obligations                                                (2,231)             (2,638)
  Increase (decrease) under revolving credit line                  (15,000)             41,000
  Increase in long-term debt                                        25,900                 ---
  Issuance of common stock                                           1,876               2,354
  Dividends paid                                                      (832)               (446)
  Other                                                                ---                  19
                                                         -----------------    ----------------
Net cash provided by financing activities                            9,713              40,289
                                                         -----------------    ----------------

Net  increase in cash and cash equivalents                          15,551               3,451
Cash and cash equivalents at beginning of period                    22,045               3,177
                                                         -----------------    ----------------
Cash and cash equivalents at end of period               $          37,596    $          6,628
                                                         -----------------    ----------------
                                                         -----------------    ----------------
Supplemental disclosures of cash flow information --
  Cash paid (refunds) during the period for:
  Interest                                               $          22,609    $         10,696
  Income taxes, net                                                 (2,776)              1,509
                                                         -----------------    ----------------
                                                         -----------------    ----------------




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

    The Condensed Consolidated Statements of Income include the results for the thirteen and twenty-six weeks ended December 28, 1996, compared to the thirteen and twenty-six week periods ended January 27, 1996. The Condensed Statements of Cash Flows present the cash flows for the twenty-six weeks ended December 28, 1996, compared to the twenty-six weeks ended January, 27, 1996. The Company believes it was not practicable to prepare financial statements for the comparable periods in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen and twenty-six week periods ended January 27, 1996, given the inclusion of the results of US Foodservice Inc. ("US Foodservice") in the thirteen and twenty-six week periods ended December 28, 1996.

2. In connection with the acquisition of US Foodservice, the Company changed its fiscal year to the Saturday closest to June 30 from the Saturday closest to April 30.

    The financial statements for the prior periods reflect certain reclassifications to conform with classifications adopted in the current year, including the reclassification of certain items previously included in operating expenses to cost of sales to conform the accounting treatment of the Company and US Foodservice.

3. Primary earnings per share of common stock have been computed on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

4.  Inventories are summarized as follows (amounts in thousands):

                                    December 28,          April 27,
                                        1996                1996
                                  ---------------     ---------------
              Finished Goods           $  221,288          $  145,899
              Raw Materials                 6,608               6,906
                                  ---------------     ---------------
                                       $  227,896          $  152,805
                                  ---------------     ---------------
                                  ---------------     ---------------

All inventories are stated at the lower of cost or market, with approximately 14% at December 28, 1996 determined by the last-in, first-out ("LIFO") cost method and the remainder by the first-in, first-out ("FIFO") cost method.

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

    In connection with the merger, Rykoff-Sexton entered into a new bank credit facility providing for loans and other credit facilities equal to $485 million. Rykoff-Sexton also entered into an accounts receivable securitization facility with two banks totaling $110 million and assumed an existing $90 million accounts receivable securitization facility already in place at US Foodservice. Proceeds under the new credit facility and the accounts receivable securitization facilities were used to pay off existing debt, repurchase outstanding US Foodservice preferred stock, provide for initial and ongoing working capital needs and pay related fees and expenses. In November, 1996, the company combined its two accounts receivable securitization facilities into a single program.

    The following unaudited pro forma information presents a summary of consolidated results of operations, assuming the US Foodservice acquisition had been made on July 1, 1995, and Rykoff-Sexton results of operations had been reported on a fiscal quarter basis assuming a June fiscal year end (in thousands, except per share amounts):

                                  Thirteen Weeks Ended   Twenty-six Weeks Ended
                                       December 30,            December 30,
                                          1995                     1995
                                  --------------------    ---------------------
    Net sales                         $        904,959         $      1,796,355

    Net income (1)                    $          4,552         $          7,607

    Earnings per common share (1)     $           0.16         $           0.27

    (1) Includes the reversal of restructuring reserves of $6.4 million ($3.9 million after tax) equal to $.14 per common share.

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on increased goodwill and other intangible assets and additional interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on July 1, 1995, or of future results of operations of the consolidated entities.

7. In connection with the US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the current fiscal quarter, the Company charged $3.9 million against the restructuring liability for such costs incurred. The estimated cash outlays for the rest of fiscal 1997 for the above restructuring are approximately $7.0 million, with the remainder estimated to be paid in subsequent years (primarily related to non-cancelable operating lease commitments).

                                 RYKOFF-SEXTON, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

This report discusses the consolidated results of Rykoff-Sexton, Inc. (the "Company") for the thirteen and twenty-six weeks ended December 28, 1996, the second fiscal quarter in the Company's newly adopted fiscal year ending June 28, 1997. Due to the change in the Company's fiscal year and the combination with US Foodservice Inc. on May 17, 1996, there are no directly comparable prior year results. To aid in the analysis of the operating results, the discussion will compare the current fiscal quarter to the thirteen and twenty-six weeks ended January 27, 1996, the prior year's third fiscal quarter and the most comparable reporting period. Management believes that it would not be practicable to prepare financial statements for the comparable thirteen and twenty-six weeks in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen and twenty-six weeks ended January 27, 1996. The operating results for the thirteen and twenty-six weeks ended January 27, 1996 include certain reclassifications to conform with classification adopted in the current year.

RESULTS OF OPERATIONS

In 000's:

                                           Thirteen Weeks Ended                 Thirteen Weeks Ended
                                             December 28, 1996     % of Sales      January 27, 1996    % of Sales
                                           --------------------    ----------   ---------------------  ----------
Net sales                                      $    882,381         100.0%          $  452,379           100.0%

Cost of sales                                       701,800          79.5%             351,406            77.7%
                                           --------------------                 ---------------------

Gross profit                                        180,581          20.5%             100,973            22.3%

Operating expenses                                  154,251          17.5%              94,727            20.9%

Amortization of goodwill and other
  intangibles                                         3,385           0.4%                 262             0.1%

Reversal of restructuring reserves                      ---           0.0%                ---              0.0%
                                           --------------------                 ---------------------

Income from operations                               22,945           2.6%               5,984             1.3%

Interest expense, net                                11,534           1.3%               5,093             1.1%

Other expenses                                        3,821           0.4%                 ---             0.0%
                                           --------------------                 ---------------------

Income before income taxes                            7,590           0.9%                 891             0.2%

Provision for income taxes                            3,673           0.4%                 347             0.1%
                                           --------------------                 ---------------------

Net income                                     $      3,917           0.5%          $      544             0.1%
                                           --------------------                 ---------------------
                                           --------------------                 ---------------------

In 000's:

                                          Twenty-six Weeks                  Twenty-six Weeks
                                                 Ended                            Ended
                                         December 28, 1996    % of Sales     January 27, 1996    % of Sales
                                         -----------------    ----------    -----------------    ----------
Net sales                                 $   1,787,208         100.0%       $     892,924         100.0%

Cost of sales                                 1,429,240          80.0%             691,151          77.4%
                                         -----------------                  -----------------

Gross profit                                    357,968          20.0%             201,773          22.6%

Operating expenses                              310,179          17.4%             192,795          21.6%

Amortization of goodwill and other
  intangibles                                     6,318           0.3%                 427           0.0%

Reversal of restructuring reserves                  ---           0.0%              (6,441)         (0.7%)
                                         -----------------                  -----------------

Income from operations                           41,471           2.3%              14,992           1.7%

Interest expense, net                            22,806           1.3%               9,306           1.0%

Other expenses                                    6,958           0.4%                 ---           0.0%
                                         -----------------                  -----------------

Income before income taxes                       11,707           0.6%               5,686           0.7%

Provision for income taxes                        5,744           0.3%               2,265           0.3%
                                         -----------------                  -----------------

Net income                                $       5,963           0.3%       $       3,421           0.4%
                                         -----------------                  -----------------
                                         -----------------                  -----------------

NET SALES. Net sales for the thirteen weeks and twenty-six weeks ended December 28, 1996 were $882.4 million and $1,787.2 million, respectively. This represents an increase of $430.0 million for the thirteen weeks and $892.9 million for the twenty-six weeks ended December 28, 1996 over the thirteen and twenty-six weeks ended January 27, 1996. This increase is primarily the result of the merger with US Foodservice Inc. ("US Foodservice"), which occurred on May 17, 1996. This merger essentially doubled the Company's size, in terms of net sales.

The Company is continuing its distribution center consolidation program, with five consolidations completed, to date, and three other distribution centers either closed or sold. These consolidations tend to temper overall sales growth, as some customers elect not to be serviced by the new combined entity. In addition, customers are reviewed periodically for profitability to the Company and terms are often renegotiated or, absent successful renegotiation, the Company may resign from the account. Excluding those distribution centers affected by consolidations and closings and the Company's resignation from a significant customer account, same-distribution center sales for the thirteen and twenty-six weeks ended December 28, 1996, increased by approximately 6% and 7%, respectively, over the same period a year ago.

GROSS PROFIT. Gross profit for the thirteen weeks and twenty-six weeks ended December 28, 1996 was $180.6 million and $358.0 million, respectively. Gross margin (gross profit as a percentage of net sales) for the thirteen weeks ended December 28, 1996 was 20.5% compared to 22.3% for the thirteen weeks ended January 27, 1996. Gross margin for the twenty-six weeks ended December 28, 1996 was 20.0% compared to 22.6% for the twenty-six weeks ended January 27, 1996.
The decline in gross margin is directly attributable to the merger with US Foodservice, which on a combined basis yields a lower gross margin than the pre-merger Rykoff-Sexton distribution centers, due to both its mix of products sold and to its mix of customers. For the second quarter, gross margin improved from 19.6% in the first quarter, reflecting purchasing synergies that are developing as vendor programs are evaluated and negotiated on a consolidated basis.

OPERATING EXPENSES. Operating expenses for the thirteen weeks and twenty-six weeks ended December 28, 1996 were $154.3 million and $310.2 million, respectively. As a percentage of net sales, operating expenses for the thirteen weeks ended December 28, 1996 were 17.5% compared to 20.9% for the thirteen weeks ended January 27, 1996 and 17.4% for the twenty-six weeks ended December 28, 1996 compared to 21.6% for the twenty-six weeks ended January 27, 1996. The lower levels of operating expenses reflect the change in product and customer mixes resulting from the combination with US Foodservice, as well as the operating expense leverage resulting from US Foodservice's fewer, higher volume distribution centers. The Company now services a higher percentage of chain account customers than in the prior year, which typically have higher drop (delivery) sizes and a consistent delivery schedule and, thus, a lower operating expense ratio as a percentage of sales. Included in operating expenses are gains totaling $0.9 million ($0.6 million after tax) for the second quarter and $2.1 million ($1.3 million after tax) for the first six months related to sales of certain assets during the current fiscal year.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $3.4 million for the thirteen weeks ended December 28, 1996 and $6.3 million for the twenty-six weeks ended December 28, 1996. This amortization resulted primarily from the combination with US Foodservice, which was accounted for as a purchase transaction.

INTEREST EXPENSE, NET. Net interest expense was $11.5 million for the thirteen weeks ended December 28, 1996 compared to $5.1 million for the thirteen weeks ended January 27, 1996 and $ 22.8 million for the twenty-six weeks ended December 28, 1996 compared to $9.3 million for the twenty-six weeks ended January 27, 1996. The increase in net interest expense is directly attributable to the combination with US Foodservice, which increased the overall debt level of the Company through a new bank credit facility.

OTHER EXPENSES. Other expenses were $3.8 million for the thirteen weeks ended December 28, 1996 and $7.0 million for the twenty-six weeks ended December 28, 1996. Other expenses consist of the charges generated under the Company's asset securitization program.

PROVISION FOR INCOME TAXES. Provision for income taxes was $3.7 million for the thirteen weeks ended December 28, 1996 and $5.7 million for the twenty-six weeks ended December 28, 1996. The effective tax rate for the twenty-six week period is 49.1%, which approximates the expected effective tax rate for the year. This effective rate is higher than the Federal statutory income tax rate primarily because of non-deductible goodwill amortization of $5.9 million.

LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended December 28, 1996, the Company increased its cash and cash equivalents by $15.6 million from the beginning of the year. Net cash flows from operations of $18.5 million were provided by net income of $6.0 million, increased for depreciation and amortization of $21.7 million, deferred taxes of $4.6 million and a decrease in inventories of $9.7 million, offset by gains on sales of assets of $2.1 million, increases in accounts receivable of $13.7 million and other items totaling $7.7 million. Proceeds on asset sales totaled $6.4 million, while capital expenditures amounted to $19.1 million. During the second quarter, the Company issued $25.9 million in Industrial Development Bonds associated with its La Mirada, California distribution facility. Proceeds from this issuance were used, in part, to repay outstanding borrowings under the Company's revolving credit facility.

In connection with the merger with US Foodservice on May 17, 1996, the Company entered into a new bank credit facility with a syndicate of financial institutions providing for loans and other credit facilities equal to $485 million. The Company also entered into an accounts receivable securitization program with two banks totaling $110 million and assumed the existing US Foodservice accounts receivable securitization program totaling $90 million. In November, 1996, these two asset securitization programs were combined into a single $200 million facility. Term loans outstanding under the bank credit facility at December 28, 1996 were $333 million. Availability under the Company's revolving credit facility, net of outstanding letters of credit, was $121 million. The Company also had $15 million invested in commercial paper (cash equivalents) at December 28, 1996.

On July 23, 1996, the Company paid a regular dividend of $.03 per share of common stock, or $832 thousand to shareholders of record at July 5, 1996. Under certain provisions of the Company's current financing arrangements, the Company's ability to pay dividends could be limited to a cumulative total of $5 million.

Management believes that the Company will continue to be able to generate cash flows from operations and have sufficient capital resources to meet its operating needs, as well as debt obligations and other cash outlays for the foreseeable future. For the remainder of fiscal 1997, the Company has plans for the expenditure of approximately $40 million of capital in the construction or expansion of its distribution facilities. The Company may elect to finance up to $35 million of these expenditures through industrial bonds or other mortgage financing. In addition, ongoing maintenance capital expenditures are expected to be approximately $12 million in the last six months of fiscal 1997.

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

                            PART II.     OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27     Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the thirteen weeks ended December 28, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RYKOFF-SEXTON, INC.



Date:   February 11, 1997              /S/MARK VAN STEKELENBURG
                                  -------------------------------------------
                                       Mark Van Stekelenburg
                                       Chairman and Chief Executive Officer



Date:   February 11, 1997              /S/DAVID F. MCANALLY
                                  -------------------------------------------
                                       David F. McAnally
                                       Senior Vice President and
                                          Chief Financial Officer