Form 10-Q
period 1997-03-29
RYKOFF SEXTON INC
filed 1997-05-13
CIK 85973

                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q
(MARK ONE)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

                                            YES  ( X )      NO  (    )

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                                                  OUTSTANDING AT
               CLASS OF COMMON STOCK              APRIL 30, 1997
               ---------------------            ------------------
                    $.10 PAR VALUE               27,959,676 SHARES

                                RYKOFF-SEXTON, INC.

                                        INDEX

                                                                 Page
                                                                  No.
                                                                 -----
Part I.  Financial Information

     Item l. Financial Statements

          Condensed Consolidated Balance Sheets
           March 29, 1997 and April 27, 1996                       3

          Condensed Consolidated Statements of Operations
            Thirteen Weeks and Thirty-nine Weeks ended
            March 29, 1997 and April 27, 1996                      4

          Condensed Consolidated Statements of Cash Flows
            Thirty-nine Weeks ended March 29, 1997 and
            April 27, 1996                                         5

          Notes to Condensed Consolidated Financial
            Statements                                            6-8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9-13

Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K               14

Signatures                                                         15

                            RYKOFF-SEXTON, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in Thousands)
                                 ASSETS

                                                 March 29,1997     April 27,1996
                                                  (Unaudited)
                                                  -------------    -------------
Current assets:
     Cash and cash equivalents                       $   56,302       $  10,825
     Accounts receivable, net                           125,712         182,312
     Inventories                                        219,469         152,805
     Prepaid expenses                                    21,599          19,893
     Deferred income taxes                               13,758           7,211
                                                      ---------       ---------
          Total current assets                          436,840         373,046
                                                      ---------       ---------
Property, plant and equipment, net                      284,395         177,918
Goodwill, net                                           440,574          41,188
Deferred income taxes, net                               33,200           4,881
Other assets, net                                        25,022          14,823
                                                      ---------       ---------
          Total assets                               $1,220,031      $  611,856
                                                   ============      ==========
-------------------------------------------------------------------------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                 $      ---       $  94,000
     Accounts payable                                   229,595         120,828
     Accrued liabilities                                 99,052          48,203
     Current portion of long-term debt                   15,635          19,708
                                                        -------         -------
          Total current liabilities                     344,282         282,739
                                                       --------         -------
Long-term debt, less current portion                    491,104         135,081
                                                       --------         -------
Other long-term liabilities                              38,002           1,536
                                                       --------         -------
Shareholders' equity:

     Common stock, at stated value                        2,819           1,513
     Additional paid-in capital                         299,396          95,236
     Retained earnings                                   47,619          99,497
                                                        -------         -------
                                                        349,834         196,246

     Less: treasury stock, at cost                        3,191           3,746
                                                        -------         -------
          Total shareholders' equity                    346,643         192,500
                                                        -------         -------
          Total liabilities and shareholders' equity $1,220,031      $  611,856
                                                     ==========      ==========
    See accompanying notes to condensed consolidated financial statements.

                              RYKOFF-SEXTON, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                        Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                      ---------------------------------       ---------------------------------
                                                      March 29, 1997     April 27, 1996       March 29, 1997    April 27, 1996
                                                      --------------     --------------       --------------    --------------
Net sales                                              $  831,272        $  474,783           $  2,618,480     $ 1,367,707

Cost of sales                                             658,981           371,608              2,088,221       1,062,759
                                                       ----------         ----------           -----------       ---------
Gross profit                                              172,291           103,175                530,259         304,948

Operating expenses                                        146,241           106,236                456,420         299,031

Amortization of goodwill and other intangibles              3,019               264                  9,337             691

Impairment of long-lived assets                               ---            29,700                   ---           29,700

Reversal of restructuring reserves                            ---               ---                   ---           (6,441)
                                                       ----------           --------           -----------       ----------
Income (loss) from operations                              23,031           (33,025)                64,502         (18,033)

Interest expense, net                                      12,025             4,888                 34,831          14,194

Other expenses                                              3,164               ---                 10,122            ---
                                                       ----------           -------            ------------      -----------
Income (loss) before income taxes                           7,842           (37,913)                19,549         (32,227)

Provision (benefit) for income taxes                        3,833           (15,067)                 9,577         (12,802)
                                                       ----------        ------------          ------------      -----------
Net income (loss)                                      $    4,009        $  (22,846)              $  9,972      $  (19,425)
                                                       ==========        ============          ============      ===========
Weighted average number of
  shares and equivalents outstanding                       28,573            14,941                 28,482          15,106
                                                       ===========       ============          ============     ============
Earnings (loss) per share                               $    0.14        $    (1.53)               $  0.35        $ (1.29)
                                                       ===========       ============          ============     ============
Cash dividends per share                                $    0.03        $    ---                  $  0.06         $  0.03
                                                       ===========       ============          ============     ============

      See accompanying notes to condensed consolidated financial statements.

                                     RYKOFF-SEXTON,  INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Amounts in Thousands)
                                         (Unaudited)

                                                             Thirty-nine Weeks Ended
                                                        ---------------------------------
                                                          March 29, 1997   April 27, 1996
                                                        -----------------  --------------
Cash flows from operating activities--
 Net income (loss)                                           $  9,972      $ (19,425)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities --
Impairment of long-lived assets                                  ----         29,700
Deferred gain on sale and leaseback transaction                  (301)          (421)
Depreciation and amortization                                  31,953         15,645
Gain on sale of property, plant and equipment                  (2,168)        (1,218)
Deferred income taxes                                           8,340         (4,477)
Changes in assets and liabilities:
 (Increase) in receivables                                    (10,672)      ( 13,841)
 Decrease in inventories                                       18,125          5,849
 Decrease (increase) in prepaid expenses and
     other assets                                              10,943        (14,723)
 (Decrease) increase in accounts payable
   and accrued and other liabilities                          (10,706)        15,692
                                                             ---------      ---------
Net cash provided by operating activities                      55,486         12,781
                                                             ---------      ---------
Cash flows from investing activities --
     Capital expenditures                                     (34,216)       (27,590)
     Proceeds from disposal of property, plant and
     equipment                                                  6,936          2,064
     Cost of acquisition                                         ---          (8,726)
     Other                                                       ---          (6,255)
                                                              ---------      ---------
Net cash used in investing activities                         (27,280)       (40,507)
                                                              ---------      ---------
Cash flows from financing activities--
     Principal payments of long-term debt and capital
      lease obligations                                        (6,094)        (3,387)
     (Decrease) increase under revolving credit line          (15,000)        38,000
     Increase in long-term debt and capital lease obligation   26,583            ---
     Issuance of common stock                                   2,232          2,693
     Dividends paid                                            (1,670)          (446)
     Other                                                        ---         (1,486)
                                                               -------        --------
Net cash provided by financing activities                       6,051         35,374
                                                               -------        --------
Net  increase in cash and cash equivalents                     34,257          7,648
Cash and cash equivalents at beginning of period               22,045          3,177
                                                             --------         --------
Cash and cash equivalents at end of period                  $  56,302      $  10,825
                                                            =========        =========
Supplemental disclosures of cash flow information
     Cash paid (refunds) during the period for:

     Interest                                               $  31,534      $  11,510
     Income taxes (refunds), net                               (7,802)         1,377
                                                            ==========     ===========

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

     The Condensed Consolidated Statements of Operations include the results for the thirteen and thirty-nine weeks ended March 29, 1997, compared to the thirteen and thirty-nine weeks ended April 27, 1996. The Condensed Statements of Cash Flows present the cash flows for the thirty-nine weeks ended March 29, 1997, compared to the thirty-nine weeks ended April 27, 1996. The Company believes it was not practicable to prepare financial statements for the comparable periods in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen and thirty-nine weeks ended April 27, 1996, given the inclusion of the results of US Foodservice Inc. ("US Foodservice") in the thirteen and thirty-nine weeks ended March 29, 1997.

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

3. Primary earnings (loss) per share of common stock have been computed based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

     In February, 1997 Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim reporting periods. Earlier application is not permitted. The change in calculating earnings per share under this Statement is that basic earnings per share, which replaces primary earnings per share, will no longer assume potentially dilutive securities. There would not have been a material change in reported primary earnings per share if this statement was effective for this fiscal period. Fully diluted earnings per share would have remained the same had the Statement been effective.

4.   Inventories are summarized as follows (amounts in thousands):



                                   March 29, 1997           April 27, 1996
                                   --------------           --------------
        Finished Goods                   $212,808                 $145,899
        Raw Materials                       6,661                    6,906
                                   --------------           --------------
                                         $219,469                 $152,805
                                   ==============           ==============

   All inventories are stated at the lower of cost or market, with approximately 14% at March 29, 1997 determined by the last-in, first-out ("LIFO") cost method and the remainder by the first-in, first-out ("FIFO") cost method.

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

     After extensive investigation and discovery, the matter was presented to the arbitration tribunal in February 1996 and final argument was presented in April 1996. The arbitration proceeding concluded in October 1996 and the arbitration award, which is final and binding, did not have a material impact on the Company's financial results.

6. On May 17, 1996, the Company consummated a merger with US Foodservice, a privately held broadline foodservice distribution company. As part of the merger agreement, US Foodservice stockholders received 1.457 shares of Rykoff-Sexton common stock for each outstanding share of US Foodservice common stock. Options and warrants to acquire approximately one million shares of US Foodservice common stock were converted to options to acquire Rykoff-Sexton common stock on the same basis. The number of shares issued in connection with the merger was 12,880,519. For financial reporting purposes, the shares issued have been recorded at $15.40 per share, which represents the closing market price as defined in the merger agreement. In addition to the issuance of common stock, Rykoff-Sexton refinanced substantially all of the outstanding debt of US Foodservice and purchased all of the outstanding shares of the US Foodservice cumulative redeemable exchangeable preferred stock. The merger was treated as a purchase transaction and, as such, the aggregate purchase price has been preliminarily allocated to the assets and liabilities of US Foodservice based upon their respective fair values. The excess of the purchase price over net assets acquired approximated $408 million and is being amortized over the expected period of benefit of forty years.

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

     The following unaudited pro forma information presents a summary of consolidated results of operations, assuming the US Foodservice acquisition had been made on July 1, 1995, and Rykoff-Sexton results of operations had been reported on a fiscal quarter basis assuming a June fiscal year end (in thousands, except per share amounts):

                                      Thirteen Weeks       Thirty-nine Weeks
                                          Ended                  Ended
                                       March 30, 1996         March 30, 1996
                                      ---------------      -----------------

         Net sales                           $867,177             $2,633,523

         Net income (loss)                   $ (1,311)            $    6,296(1)

         Earnings (loss) per
           per common share                   $  (.05)            $      .22(1)

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

7. In connection with the US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the current fiscal quarter and year-to-date, the Company charged $5.6 million and $17.2 million against the restructuring liability, respectively, for such costs incurred.
     Most of the remaining cash outlays are estimated to be paid in subsequent years (primarily related to non-cancelable operating lease commitments).

                              RYKOFF-SEXTON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

This report discusses the consolidated results of Rykoff-Sexton, Inc. (the "Company") for the thirteen and thirty-nine weeks ended March 29, 1997, the third fiscal quarter and year-to-date in the Company's newly adopted fiscal year ending June 28, 1997. Due to the change in the Company's fiscal year and the combination with US Foodservice Inc. on May 17, 1996, there are no directly comparable prior year results. To aid in the analysis of the operating results, the discussion will compare the third fiscal quarter and year-to-date to the thirteen and thirty-nine weeks ended April 27, 1996. Management believes that it would not be practicable to prepare financial statements for the comparable thirteen and thirty-nine weeks in fiscal 1996, nor would such statements be more meaningful than the reported results for the previously reported thirteen and thirty-nine weeks ended April 27, 1996. The operating results for the thirteen and thirty-nine weeks ended April 27, 1996 include certain reclassifications to conform with classifications adopted in the current year.

RESULTS OF OPERATIONS

In 000's:

                                       Thirteen Weeks                     Thirteen  Weeks
                                           Ended                               Ended
                                       March 29, 1997      % of Sales     April 27, 1996       % of Sales
                                       --------------      ----------     --------------       ----------
Net sales                               $  831,272            100.0%         $  474,783          100.0%

Cost of sales                              658,981             79.3%            371,608           78.3%
                                        ----------                            ----------
Gross profit                               172,291             20.7%            103,175           21.7%

Operating expenses                         146,241             17.6%            106,236           22.4%

Amortization of goodwill and other
  intangibles                                3,019              0.4%                264            0.1%

Impairment of long-lived assets                ---            ---                29,700            6.3%
                                        ----------                            ----------
Income (loss) from operations               23,031              2.8%            (33,025)          (7.0%)

Interest expense, net                       12,025              1.4%              4,888            1.0%

Other expenses                               3,164              0.4%               ---             ---
                                        ----------                            ----------
Income (loss) before income taxes            7,842              0.9%            (37,913)          (8.0%)

Provision (benefit) for income taxes         3,833              0.5%            (15,067)          (3.2%)
                                        ----------                            ----------
Net income (loss)                         $  4,009              0.5% $          (22,846)          (4.8%)
                                        ==========                            ==========


In 000's:
                                     Thirty-nine Weeks                 Thirty-nine Weeks
                                           Ended                              Ended
                                       March 29, 1997    % of Sales       April 27, 1996      % of Sales
                                       --------------      ----------     --------------       ----------
Net sales                             $  2,618,480            100.0%        $  1,367,707            100.0%

Cost of sales                            2,088,221             79.7%           1,062,759             77.7%
                                        ----------                            ----------

Gross profit                               530,259             20.3%             304,948             22.3%

Operating expenses                         456,420             17.4%             299,031             21.9%

Amortization of goodwill and other
  intangibles                                9,337              0.4%                 691              0.1%

Impairment of long-lived assets                ---            ---                 29,700              2.2%

Reversal of restructuring reserves             ---            ---                 (6,441)            (0.5%)
                                        ----------                            ----------

Income (loss) from operations               64,502              2.5%             (18,033)            (1.3%)

Interest expense, net                       34,831              1.3%              14,194              1.0%

Other expenses                              10,122              0.4%                 ---               ---
                                        ----------                            ----------

Income (loss) before income taxes           19,549              0.7%             (32,227)            (2.4%)

Provision (benefit) for income taxes         9,577              0.4%             (12,802)            (0.9%)
                                        ----------                            ----------
Net income (loss)                         $  9,972              0.4%          $  (19,425)            (1.4%)
                                        ==========                            ==========

NET SALES. Net sales for the thirteen and thirty-nine weeks ended March 29, 1997 were $831.3 million and $2,618.5 million, respectively. This represents an increase of $356.5 million for the thirteen and $1,250.8 million for the thirty-nine weeks ended March 29, 1997 over the thirteen and thirty-nine weeks ended April 27, 1996. This increase is primarily the result of the merger with US Foodservice Inc. ("US Foodservice"), which occurred on May 17, 1996. This merger essentially doubled the Company's size, in terms of net sales.

The Company is continuing its distribution center consolidation program, with six consolidations completed, to date, and three other distribution centers either closed or sold. Also, there have been two sales offices closed.
These consolidations tend to temper overall sales growth, as some customers elect not to be serviced by the new combined entity. In addition, customers are reviewed periodically for profitability to the Company and terms are often renegotiated or, absent successful renegotiation, the Company may resign from the account. Same distribution center sales is defined as total distribution center sales less the sales results of distribution centers affected by consolidations and closings and the Company's resignation from a significant customer account. Same-distribution center sales (as defined) for the thirteen weeks ended March 29, 1997, increased by approximately 3% compared to the thirteen weeks ended April 27, 1996. The same distribution center sales (as defined) for the thirty-nine weeks ended March 29, 1997, increased by 7.0% over sales for the thirty-nine weeks ended April 27, 1996.

GROSS PROFIT. Gross profit for the thirteen weeks and thirty-nine weeks ended March 29, 1997 was $172.3 million and $530.3 million, respectively. Gross margin (gross profit as a percentage of net sales) for the thirteen weeks ended March 29, 1997 was 20.7% compared to 21.7% for the thirteen weeks ended April 27, 1996. Gross margin for the thirty-nine weeks ended March 29, 1997 was 20.3% compared to 22.3% for the thirty-nine weeks ended April 27, 1996. The decline in gross margin is directly attributable to the merger with US Foodservice, which on a combined basis yields a lower gross margin than the pre-merger Rykoff-Sexton distribution centers, due to both its mix of products sold and to its mix of customers. For the third quarter, gross margin improved from 20.5% in the second quarter, primarily reflecting purchasing synergies that are developing as vendor programs are evaluated and negotiated on a consolidated basis.

OPERATING EXPENSES. Operating expenses for the thirteen weeks and thirty-nine weeks ended March 29, 1997 were $146.2 million and $456.4 million, respectively. As a percentage of net sales, operating expenses for the thirteen weeks ended March 29, 1997 were 17.6% compared to 22.4% for the thirteen weeks ended April 27, 1996 and 17.4% for the thirty-nine weeks ended March 29, 1997 compared to 21.9% for the thirty-nine weeks ended April 27, 1996. The lower levels of operating expenses reflect the change in product and customer mixes resulting from the combination with US Foodservice, as well as the operating expense leverage resulting from US Foodservice's fewer, higher volume distribution centers. Compared to the prior year, the Company services a higher percentage of chain account customers, which typically have higher drop (delivery) sizes and consistent delivery schedules and, thus, a lower operating expense ratio as a percentage of sales. Included in operating expenses are gains totaling $2.2 million ($1.3 million after tax) related to sales of certain assets for the thirty-nine weeks ended March 29, 1997.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $3.0 million for the thirteen weeks ended March 29, 1997 and $9.3 million for the thirty-nine weeks ended March 29, 1997. This amortization resulted primarily from the combination with US Foodservice, which was accounted for as a purchase transaction.

INTEREST EXPENSE, NET. Net interest expense was $12.0 million for the thirteen weeks ended March 29, 1997 compared to $4.9 million for the thirteen weeks ended April 27, 1996 and $ 34.8 million for the thirty-nine weeks ended March 29, 1997 compared to $14.2 million for the thirty-nine weeks ended April 27, 1996. The increase in net interest expense is directly attributable to the combination with US Foodservice, which increased the overall debt level of the Company.

OTHER EXPENSES. Other expenses were $3.2 million for the thirteen weeks ended March 29, 1997 and $10.1 million for the thirty-nine weeks ended March 29, 1997. Other expenses consist of the charges generated under the Company's accounts receivable securitization facilities.

PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes was $3.8 million for the thirteen weeks ended March 29, 1997 and $9.6 million for the thirty-nine weeks ended March 29, 1997. The effective tax rate for the thirty-nine week period is 49%, which approximates the expected effective tax rate for the year. This effective rate is higher than the Federal statutory income tax rate primarily because of non-deductible goodwill amortization of $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

For the thirty-nine weeks ended March 29, 1997, the Company increased its cash and cash equivalents by $34.3 million from the beginning of the year. Net cash flows from operations of $55.5 million were provided by net income of $10.0 million, increased for depreciation and amortization of $32.0 million, deferred taxes of $8.3 million and a decrease in inventories of $18.1 million, offset by gains on sales of assets of $2.2 million and increases in accounts receivable of $10.7 million. The other items cumulatively had no cash flow impact and consisted of a decrease in prepaid expenses and other assets of $11.0 million, a decrease in accounts payable and accrued and other liabilities of $10.7 million and other items resulting in a decrease of $0.3 million. Proceeds on asset sales totaled $6.9 million, while capital expenditures amounted to $34.2 million. During the second quarter, the Company issued $25.9 million in Industrial Development Bonds associated with its Los Angeles distribution facility located in La Mirada, California. Proceeds from this issuance were used primarily to repay outstanding borrowings under the Company's revolving credit facility.

In connection with the merger with US Foodservice on May 17, 1996, the Company entered into a new bank credit facility with a syndicate of financial institutions providing for loans and other credit facilities equal to $485 million. The Company also entered into an accounts receivable securitization program with two banks totaling $110 million and assumed the existing US Foodservice accounts receivable securitization program totaling $90 million. In November, 1996, these two asset securitization programs were combined into a single $200 million facility. Term loans outstanding under the bank credit facility at March 29, 1997 were $331.8 million. Availability under the Company's revolving credit facility, net of outstanding letters of credit, was $120.3 million. The Company also had $29.5 million invested in commercial paper (cash equivalents) at March 29, 1997.

On March 3, 1997, the Company paid a regular dividend of $.03 per share of common stock, or $837 thousand to shareholders of record at February 14, 1997. Under certain provisions of the Company's current financing arrangements, the Company's ability to pay dividends could be limited to a cumulative total of $5 million.

Management believes that the Company will continue to be able to generate cash flows from operations and have sufficient capital resources to meet its operating needs, as well as debt obligations and other cash outlays for the foreseeable future. For the remainder of fiscal 1997, the Company has plans for the expenditure of approximately $21.5 million of capital in the construction or expansion of its distribution facilities. The Company may elect, under certain provisions of the Company's current financing arrangements, to finance all of these expenditures through industrial bonds or other mortgage financing. In addition, ongoing maintenance capital expenditures are expected to be approximately $5.9 million in the last three months of fiscal 1997.

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

                           PART II.     OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

               27   Financial Data Schedule

     (b)        Reports on Form 8-K

          There were no reports on Form 8-K filed during the thirteen weeks ended March 29, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RYKOFF-SEXTON, INC.

Date:   May 13, 1997                          /S/MARK VAN STEKELENBURG
                                             --------------------------------
                                              Mark Van Stekelenburg
                                              Chairman and Chief
                                               Executive Officer



Date:  May 13, 1997                           /S/DAVID F. MCANALLY
                                             --------------------------------
                                             David F. McAnally
                                             Senior Vice President and
                                                Chief Financial Officer