Form 10-K
period 1997-06-28
RYKOFF SEXTON INC
filed 1997-09-24
CIK 85973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1997

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                  --------- to
                                   ---------

                         Commission file number 0-8105
                            ------------------------

                              RYKOFF-SEXTON, INC.

             (Exact name of registrant as specified in its charter)
                            ------------------------

           DELAWARE                 95-2134693
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

     613 BALTIMORE DRIVE              18702
EAST MOUNTAIN CORPORATE CENTER      (Zip Code)
  WILKES-BARRE, PENNSYLVANIA
    (Address of principal
      executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 831-7500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock                        New York Stock Exchange
    Preferred Stock
    Purchase Rights                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on August 29, 1997 was $432,628,273. At August 31, 1997, 28,249,077 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RYKOFF-SEXTON, INC.
                         FORM 10-K ANNUAL REPORT--1997

PART I................................................................................          1
  Item 1--Business....................................................................          1
  Item 2--Properties..................................................................          6
  Item 3--Legal Proceedings...........................................................          6
  Item 4--Submission of Matters to a Vote of Security Holders.........................          7

PART II...............................................................................          7
  Item 5--Market for the Registrant's Common Equity and Related Stockholder Matters...          7
  Item 6--Selected Financial Data.....................................................          8
  Item 7-- Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................          9
  Item 7A--Quantitative and Qualitative Disclosure about Market Risk..................         13
  Item 8--Financial Statements and Supplementary Data.................................         13
  Item 9-- Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................         13

PART III..............................................................................         13
  Item 10--Directors and Executive Officers of the Company............................         13
  Item 11--Executive Compensation.....................................................         19
  Item 12--Security Ownership of Certain Beneficial Owners and Management.............         31
  Item 13--Certain Relationships and Related Transactions.............................         33

PART IV...............................................................................         36
  Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........         36

Signatures............................................................................         42

Index to Financial Statements.........................................................        F-1

                                     PART I

    Unless the context otherwise requires, references herein to the "Company" refer to Rykoff-

Sexton, Inc. and its consolidated entities.

ITEM 1--BUSINESS

RECENT DEVELOPMENTS

    On June 30, 1997, Rykoff-Sexton, Inc. (the "Company") announced that it has entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with JP Foodservice, Inc. ("JP Foodservice") and a wholly-owned subsidiary of JP Foodservice, Hudson Acquisition Corp. ("Hudson"), pursuant to which the Company will be merged with and into Hudson (the "Merger"). As a result of the Merger, each outstanding share of the Company's Common Stock, par value $.10 per share (the "Common Stock") will be converted into the right to receive 0.84 of one share of JP Foodservice Common Stock (the "Exchange Ratio"). The Merger is conditioned upon, among other things, approval by stockholders of each of the Company and JP Foodservice, regulatory approvals and certain customary conditions. The Merger is expected to be completed before the end of calendar 1997. For additional information regarding the Merger, see the Company's Reports on Form 8-K dated June 30, 1997 and September 3, 1997.

GENERAL

    Established in 1911, the Company is a leading distributor and manufacturer of high-quality foods and related non-food products and services for the foodservice industry throughout the United States. The Company's products and services are sold wherever food is prepared and consumed away from home. The Company distributes its product line of more than 40,000 items to restaurants, industrial cafeterias, health care facilities, schools and colleges, supermarket service delicatessen departments, lodging establishments and other segments of the travel and leisure markets. It also offers equipment and supplies and design and engineering services for all types of foodservice operations. The Company's products consist of a broad line of private label and national branded food and foodservice equipment and supplies. The Company's proprietary private branded products accounted for approximately 33% of its net sales in the fiscal year ended June 28, 1997. The Company develops and manufactures many of its private branded products, and also manufactures other products for certain customers under the customers' own brand labels.

    The Company's principal operations are conducted through the US Foodservice Distribution Division (the "Distribution Division"), Targeted Specialty Services, Inc. ("TSSI") and the Rykoff-Sexton Manufacturing Division (the "Manufacturing Division"). The Distribution Division is comprised of 32 distribution centers that are largely located in major metropolitan areas throughout the United States. In fiscal 1997, sales of the Distribution Division (including products sold through this division by TSSI and the Manufacturing Division) generated approximately 97% of the Company's net sales.

    TSSI provides restaurant design and engineering services for all types of foodservice operations through its contract/design offices. In addition, this division offers foodservice equipment and supplies as well as specialty and gourmet imported products and manages the Company's consolidation and in-transit warehouses.

    The Manufacturing Division manufactures products primarily under the Company's proprietary private brands and also manufactures products for other manufacturers, distributors, restaurant chains and other large users under their own brand labels at its three manufacturing plants. Approximately 90% of the Manufacturing Division's products are sold through the Distribution Division and the remainder are sold directly to customers.

    The Company, which was organized under the laws of the state of Delaware in 1961, is the successor to a business founded in 1911. The Company's principal executive offices are located at 613 Baltimore

Drive, East Mountain Corporate Center, Wilkes-Barre, Pennsylvania 18702, and the Company's telephone number is (717) 831-7500.

ACQUISITIONS

    Effective May 17, 1996, the Company consummated the acquisition of US Foodservice Inc. ("US Foodservice"), a privately held broadline foodservice distribution company. Holders of US Foodservice common stock received approximately 12.9 million shares of Common Stock in exchange for the outstanding shares of US Foodservice common stock. Options and warrants to acquire US Foodservice common stock were converted into options and warrants to acquire shares of Common Stock on the same basis. In addition, the Company repaid and refinanced all of the outstanding bank and subordinated debt of US Foodservice and purchased all of the outstanding shares of US Foodservice preferred stock. In connection with the acquisition of US Foodservice, the Company changed its fiscal year to the Saturday closest to June 30 from the Saturday closest to April 30.

    Prior to the Company's acquisition, US Foodservice was a distributor of food and non-food products to the foodservice industry, serving more than 40,000 customers in over 30 states, primarily in the Southeastern, Southwestern and Mid-Atlantic regions. US Foodservice currently operates as a wholly-owned subsidiary of the Company and its primary operations have been integrated with the Distribution Division and TSSI.

    Over the past two years, the Company also has pursued strategic business combinations as part of its effort to sharpen its strategic focus, improve operational efficiency and position itself for sustained, profitable growth. In the fourth quarter of fiscal 1995, the Company extended the scope of its distribution network in the Mid-Atlantic region through the acquisition of substantially all of the assets of Continental Foods, Inc., a broadline distributor located in Maryland serving the metropolitan Baltimore and Washington, D.C. markets. In the first quarter of fiscal 1996, the Company increased its penetration of the Midwestern region through the acquisition of the Specialty Foods Division of Olfisco, Inc., a Minneapolis-based subsidiary of Noon Hour Food Products. In the third quarter of fiscal 1996, the Company enhanced its distribution network throughout the State of Nevada when it acquired substantially all of the assets of H&O Foods, Inc., a regional, broadline institutional foodservice distributor. The Company's acquisition of US Foodservice significantly expanded the geographic coverage of its distribution network in the Southeastern, Southwestern and Mid-Atlantic regions. The acquisition of US Foodservice also enabled the Company to enhance its product mix and decentralize the management of the Company's distribution centers. Prior to the Company's acquisition of US Foodservice, US Foodservice had enhanced its distribution network in the Southeastern region through the 1994 and 1995 acquisitions of certain divisions of Clark Foodservice, Inc. in Florida for an aggregate purchase price of approximately $27.3 million (including costs of acquisition), the assets of Fort Myers Meat & Seafood Company Inc. in Fort Myers, Florida for an aggregate purchase price of approximately $2.1 million (including costs of acquisition), the assets of City Provisioners, Inc. in Ormond Beach, Florida for an aggregate purchase price of approximately $36.6 million (including costs of acquisition) and Goode Foodservice, Inc. in Georgia for an aggregate purchase price of approximately $8.9 million (including costs of acquisition).

    See Note Two in the accompanying consolidated financial statements for further information regarding certain of these acquisitions.

PRODUCTS

    In fiscal 1997, the Company offered to the foodservice industry a single source of supply for more than 40,000 private label and national branded items that were distributed to approximately 100,000 foodservice establishments.

DISTRIBUTION DIVISION

    FOOD PRODUCTS

    The Company's food products include canned fruits and vegetables, tomatoes and tomato products, juices, syrups, dressings and salad oils, baking supplies, spices, condiments, sauces, jellies and preserves, coffee, tea and fountain goods, prepared convenience entrees, fresh produce, meats, seafood, poultry, desserts, dietary foods, imported and domestic cheeses and specialty and gourmet imported items.

    Frozen foods include soups, prepared convenience entrees, bakery products, fruits and vegetables, desserts, meat, poultry, seafood and other frozen products customarily distributed to the foodservice industry.

    JANITORIAL AND PAPER PRODUCTS

    The Company's non-food products include janitorial supplies such as detergents and cleaning compounds; plastic products such as refuse container liners, cutlery, straws and sandwich bags; and paper products such as napkins, cups, hats, placemats and coasters.

    EQUIPMENT AND SUPPLIES

    The Company also distributes smallware restaurant equipment and supply items, including cookware, glassware, dinnerware and other commercial kitchen equipment.

TSSI

    TSSI maintains three consolidation warehouses from which it manages the Company's stock of specialty and gourmet imported products and foodservice equipment and supply items.

    Through its four regional offices, TSSI provides design, engineering and installation services to foodservice establishments. TSSI currently maintains a sales presence in over half of the Distribution Division facilities.

MANUFACTURING DIVISION

    The Company's products include approximately 1,200 food and 550 non-food items that are manufactured, processed and packaged at its three plants located in Los Angeles, California; Indianapolis, Indiana and Englewood, New Jersey. These products are primarily manufactured under the Company's private labels. The Company also manufactures products for certain customers such as other manufacturers, distributors, restaurant chains and other large users under their own brand labels.

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

MARKETING AND DISTRIBUTION

    The Company markets its products and contract/design services to customers in the foodservice industry, including restaurants, industrial cafeterias, healthcare facilities, schools and colleges, supermarket service delicatessen departments, lodging establishments and other segments of the travel and leisure markets.

    The following table sets forth the approximate customer base of the Company for the fiscal year ended June 28, 1997:

                                                                                    APPROXIMATE
                                                                                   PERCENTAGE OF
TYPE OF CUSTOMER                                                                     NET SALES
--------------------------------------------------------------------------------  ---------------
Restaurants (including chain and independent, limited and full menu)............            59%
Hospitals, nursing home, long term care and other healthcare facilities.........            12%
Schools and colleges............................................................            10%
Lodging establishments..........................................................             8%
Business and industry (including in-plant commercial and industrial food
  centers)......................................................................             6%
Other...........................................................................             5%
                                                                                           ---
                                                                                           100%
                                                                                           ---
                                                                                           ---

    No single customer of the Company accounted for three percent or more of the Company's sales for the fiscal year ended June 28, 1997. No product distributed by the Company accounts for a material part of the Company's sales volume.

    The Company believes that product quality, close contact with customers, prompt and accurate delivery of orders, and the ability to provide related services are of primary importance in the distribution of products to the foodservice industry.

    In fiscal 1997, sales offices were maintained at each of the Company's 32 distribution centers. The Company's sales force of over 2,000 employees in fiscal 1997 included foodservice specialists at each distribution center. The sales force also included national account executives who handled multi-unit accounts such as restaurant chains and other large users.

    During fiscal 1997, products were distributed to customers nationwide through the Company's 32 distribution centers, as well as through independent distributors. Each center stocks between approximately 5,000 and 14,000 items for sale in its marketing area. Customer orders are usually processed and shipped within 24 hours of receipt and are delivered directly to the customer. The Company uses its TSSI warehouse facilities in Los Angeles, Indianapolis and Dorsey, Maryland to store and consolidate product orders from vendors of specialty and equipment and supply items, for subsequent shipment to the distribution centers.

    The following table sets forth the Company's facilities:

DISTRIBUTION CENTERS
----------------------------------
Atlanta, Georgia**                  Fresno, California**                Philadelphia, Pennsylvania
Austin, Texas**                     Hurricane, West Virginia**          Phoenix, Arizona
Baltimore, Maryland**               Knoxville, Tennessee**              Pittsburgh, Pennsylvania
Boston, Massachusetts               Las Vegas, Nevada**                 Pittston, Pennsylvania**
Charlotte, North Carolina**         Los Angeles, California**           Portland, Oregon
Chicago, Illinois**                 Lubbock, Texas**                    Reno, Nevada**
Cincinnati, Ohio**                  Mesquite, Texas**                   Riviera Beach, Florida**
Columbus, Ohio                      Minneapolis, Minnesota              St. Louis, Missouri**
Dallas, Texas                       Oklahoma City, Oklahoma**           Salem, Virginia**
Detroit, Michigan**                 Orlando, Florida**                  San Francisco, California
Englewood, New Jersey**             Ormond Beach, Florida**

------------------------

**  Indicates facility owned by the Company; all other facilities are leased.

CONTRACT AND DESIGN OFFICES
------------------------------------
Austin, Texas*                        Clearwater, Florida                     Pittston, Pennsylvania*
Berlin, Connecticut                   Dallas, Texas*                          Portland, Oregon*
Boston, Massachusetts*                Las Vegas, Nevada*                      Sacramento, California
Brunswick, Maine                      Los Angeles, California*                San Francisco, California*
Charlotte, North Carolina*            Minneapolis, St. Paul, Minnesota*       Seattle, Washington
Chicago, Illinois*                    Oklahoma City, Oklahoma*                Spokane, Washington
Cincinnati, Ohio*                     Phoenix, Arizona*

------------------------

*   Indicates office within a distribution center; all others are leased.

INTRANSIT WAREHOUSES                     MANUFACTURING FACILITIES
----------------------------------  ----------------------------------
Dorsey, Maryland                    Englewood, New Jersey**
Indianapolis, Indiana               Indianapolis, Indiana**
Modesto, California                 Los Angeles, California**

------------------------

**  Indicates facility owned by the Company; all other facilities are leased.

SOURCES OF SUPPLY

    In fiscal 1997, the Company purchased from approximately 5,500 suppliers; no supplier represented more than three percent of the Company's purchases. The Company selects suppliers, which include both large multi-line and smaller specialty processors and packagers, primarily on the basis of their ability to meet quality and service standards. The Company has no significant long-term purchasing obligations and the Company believes that it has adequate alternative sources of supply for almost all of the purchased items and raw materials used in its manufacturing operations. The Company's BRB Holdings, Inc. and WS Holdings, Inc. subsidiaries each have a purchase agreement with Sara Lee Corporation which requires a minimum level of purchases of Sara Lee products for every three years. Each of the original agreements was for six years (two three-year periods) which began in September 1992. Each agreement was extended for an additional three-year period. The Company's liability for not meeting the purchase requirements is capped at $1.9 million under each of the agreements.

QUALITY CONTROL AND REGULATION

    The Manufacturing Division maintains quality control laboratories in its Los Angeles, Indianapolis and Englewood facilities. These laboratories are staffed by chemists and food technologists who are trained to control product quality for both self-manufactured and purchased private label products and to provide research and development support for the Company's manufactured products. Quality control procedures include the sampling and testing of raw materials, purchased private label products and Company-manufactured items for quality, taste and appearance and the microbiological testing of Company-manufactured food items. The distribution centers regularly incur inspections performed by independent foodservice organizations and the manufacturing facilities receive daily USDA inspections.

EMPLOYEES

    As of June 28, 1997, the Company employed a total of approximately 8,500 people, of whom approximately 1,700 were covered by collective bargaining agreements. These agreements expire at various times over the next several years. The Company currently is negotiating to renew collective bargaining agreements that cover approximately 300 employees. In addition, approximately ten collective bargaining agreements that cover approximately 450 employees expire at various times during fiscal 1998. The Company believes its labor relations are good.

COMPETITION

    The Company operates on a nationwide basis and encounters significant competition from a number of sources in each of its marketing areas. The Company competes with two other large national distribution companies, Sysco Corporation and Alliant Foodservice, Inc. of which Sysco has substantially greater financial and other resources than the Company. The Company also competes with numerous regional and local distributors that offer broad lines of products. The foodservice distribution industry continues to be characterized by significant consolidation and the emergence of larger competitors, principally through acquisitions. There can be no assurances that the Company will not encounter increased competition in the future, which could adversely affect the Company's business.

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

ITEM 2--PROPERTIES

    The Company currently operates 32 distribution centers located throughout the United States. In response to the Company's growing business, new state of the art distribution centers of 248,000 and 550,000 square feet respectively are currently under construction in North Las Vegas, Nevada and York County, South Carolina (just south of Charlotte, North Carolina). The Distribution Division headquarters is located in Wilkes-Barre, Pennsylvania. See "Business--Marketing and Distribution" for a list of the Company's distribution facilities.

    The Company's Manufacturing Division is headquartered at the Company's owned property in Los Angeles, California. This facility houses a large manufacturing plant and warehouse space. Portions of this facility are currently idle. This facility has been written down to net realizable value. See Note Three in the accompanying consolidated financial statements. In addition to the Los Angeles facility, the Manufacturing Division owns and operates manufacturing facilities in Indianapolis, Indiana, and Englewood, New Jersey.

    Through TSSI, the Company maintains 20 contract and design office (most within distribution centers) that provide design and engineering services, as well as equipment installation, for restaurants and other foodservice establishments. See "Business--Marketing and Distribution" for a list of contract and design offices.

    The Company's corporate headquarters is located in a leased facility in Wilkes-Barre, Pennsylvania. Regional offices supporting the Distribution Division are located in Lisle, Illinois and Hurst, Texas.

    Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment, food and non-food processing and packaging equipment and chemical compounding, blending and product handling equipment. The Company owns a fleet of approximately 475 vehicles that are used for long hauls and local deliveries. In addition, the Company leases approximately 1,200 delivery vehicles under terms which expire at various dates through 2002.

ITEM 3--LEGAL PROCEEDINGS

    The Company and its subsidiaries are defendants in a number of cases currently in litigation or have potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolution of these matters will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Common Stock is listed on the New York Stock Exchange (the "NYSE"), under the symbol "RYK." The table below sets forth, for the periods indicated, the reported high and low sale prices of the Common Stock on the NYSE Composite tape and the semi-annual cash dividends per share paid by the Company on such shares. In December 1994, the Company's Board of Directors declared a five-for-four stock split, payable January 24, 1995, to stockholders of record on December 21, 1994. Share prices shown below have been adjusted to give effect to this stock split. Effective May 17, 1996, the Company changed its fiscal year-end from the Saturday closest to April 30 to the Saturday closest to June
30. Accordingly, the information presented in the table below for the First Quarter of the Fiscal Year Ended June 28, 1997 represents information from April 29, 1996 through September 27, 1996.

                                                                                          CASH
                                                                                        DIVIDENDS
                                                                   HIGH        LOW      PER SHARE
                                                                 ---------  ---------  -----------
Fiscal Year Ended April 29, 1995
  First Quarter................................................  $   16.88  $   14.38      --
  Second Quarter...............................................      17.88      15.00      --
  Third Quarter................................................      16.75      15.88      --
  Fourth Quarter...............................................      17.88      14.88   $    0.03

Fiscal Year Ended April 27, 1996
  First Quarter................................................  $   20.63  $   17.25   $    0.03
  Second Quarter...............................................      24.63      19.63      --
  Third Quarter................................................      22.50      15.63        0.03
  Fourth Quarter...............................................      16.25      13.88      --

Fiscal Year Ended June 28, 1997
  First Quarter (from April 29, 1996 through September 27,
    1996)......................................................  $   16.38  $   13.50   $    0.03
  Second Quarter...............................................      16.00      13.38      --
  Third Quarter................................................      18.50      15.13        0.03
  Fourth Quarter...............................................      20.00      17.00      --

    In December 1994, the Company announced the reinstatement of its cash dividend on a semi-annual basis in the amount of $0.03 per share of Common Stock. The Company's policy to declare a dividend is based on a decision made by the Company's Board of Directors from time to time following consideration of the results of operations and financial condition of the Company, terms of debt instruments that may restrict the Company's ability to pay dividends and such other factors as the Board of Directors considers relevant. The Board of Directors decided not to declare a dividend for the first quarter of fiscal 1998 in the light of the pending Merger.

    There were 1,077 holders of record of Common Stock, including banks, brokers, fiduciaries and other nominees, as of August 31, 1997.

ITEM 6--SELECTED FINANCIAL DATA

    The following summary of consolidated financial data for the Company should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal years ended April 29, 1995, April 27, 1996 and June 28, 1997 and the nine-week transition period ended June 29, 1996 presented elsewhere herein. The consolidated statement of operations and balance sheet data have been derived from the Company's audited consolidated financial statements and notes thereto.

                                                                                      NINE-WEEK
                                                     FISCAL YEAR ENDED                TRANSITION   FISCAL YEAR
                                         ------------------------------------------  PERIOD ENDED     ENDED
                                          MAY 1,    APRIL 30,  APRIL 29,  APRIL 27,    JUNE 29,     JUNE 28,
                                          1993(1)    1994(1)     1995       1996      1996(7)(8)     1997(9)
                                         ---------  ---------  ---------  ---------  ------------  -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales............................  $1,412,943 $1,444,226 $1,569,019 $1,789,478  $  519,903    $3,477,493
  Gross profit.........................    348,016    352,247    375,694    402,179       93,417      707,384
  Warehouse, selling, delivery, general
    and administrative expenses........    342,967    333,375    348,672    387,493      114,187      609,466
  Amortization of goodwill and other
    intangibles........................        460        156        529      1,906        1,162       12,431
  Interest expense, net of interest
    income.............................     12,401     11,946     10,867     17,340        6,930       46,423
  Income (loss) from continuing
    operations before provision
    (benefit) for income taxes and
    extraordinary item(2)(3)...........    (38,352)     6,926     15,626    (27,819)     (96,375)      25,946
  Provision (benefit) for income taxes
    Federal............................    (12,465)     2,175      4,672    (10,868)     (32,195)      10,105
    State..............................     (1,737)       630      1,578       (171)      (4,000)        (197)
  Income (loss) from continuing
    operations before extraordinary
    item...............................    (24,150)     4,121      9,376    (16,780)     (60,180)      16,038
  Income (loss) before extraordinary
    item...............................    (19,692)     7,362     32,872    (16,780)     (60,180)      16,038
  Net income (loss)(4).................    (18,960)     5,918     32,872    (16,780)     (60,180)      16,038
  Earnings (loss) per share(5)
    Income (loss) from continuing
      operations before extraordinary
      item(2)(3).......................  $   (1.66) $    0.28  $    0.64  $   (1.12)  $    (2.51)   $    0.56
    Income (loss) before extraordinary
      item.............................      (1.35)      0.50       2.24      (1.12)  $    (2.51)   $    0.56
    Net income (loss)(4)...............      (1.30)      0.40       2.24      (1.12)  $    (2.51)   $    0.56
  Cash dividends.......................      3,771     --            437        884       --            1,670
  Cash dividends per share(6)..........  $    0.26  $  --      $    0.03  $    0.06   $   --        $    0.06
  Weighted average shares
    outstanding(5).....................     14,508     14,601     14,730     14,941       23,972       28,644

BALANCE SHEET DATA (END OF PERIOD):
  Total assets.........................  $ 448,411  $ 470,018  $ 524,068  $ 611,856       --        $1,219,022
  Working capital......................    143,372    154,641    161,616     90,307       --           84,422
  Current ratio........................      2.2:1      2.2:1      2.0:1      1.3:1       --           1.24:1
  Long-term debt, less current
    portion............................    144,669    151,227    146,536    135,081       --          486,731
  Shareholders' equity.................    166,704    173,307    206,540    192,500       --          354,173
  Shareholders' equity per share(5)....  $   11.50  $   11.91  $   14.15  $   12.99       --        $   12.64
  Common shares outstanding(5).........     14,490     14,547     14,598     14,817       --           28,014

------------------------------
(1) Amounts restated to reflect sale of discontinued Tone Brothers, Inc. subsidiary in October 1994.
(2) For 1993, this item incudes a one-time pre-tax restructuring charge of $31 million ($1.34 per share on an after tax basis). For 1996, the remaining unutilized restructuring reserve of $6.4 million was credited into income ($.26 per share on an after tax basis). For the transition period this includes a one-time pre-tax restructuring charge of $57.6 million ($35.7 million after tax), of which $4.0 million was subsequently reversed in fiscal 1997.
(3) For 1996, this item includes the effect of the adoption of Statement of Financial Accounting Standards No. 121 of $29.7 million ($1.19 per share on an after tax basis).
(4) For 1994, this item includes the write-off of deferred finance costs of $2,447,000 ($1,444,000, net of income tax benefit of $1,003,000 or $.10 per share) and, for 1993, the cumulative effect of a change in accounting for income taxes for $732,000 or $.05 per share.
(5) Adjusted to reflect 5-for-4 stock split distributed on January 24, 1995.
(6) The cash dividends per share amounts have been adjusted to give effect to the 5-for-4 stock splits discussed in note (5).
(7) Effective May 17, 1996, the Company changed its fiscal year end from the 52 or 53 week period ended the Saturday closest to April 30 to the 52 or 53 week period ended the Saturday closest to June 30. This period represents the nine-week transition period to the new year end.
(8) Includes results for US Foodservice from May 17, 1996 to June 29, 1996.
(9) Includes results for US Foodservice for the full fiscal year.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the Company's results of operations and financial condition includes the accompanying consolidated financial statements and notes thereto and the following additional information.

RESULTS OF OPERATIONS--THE 52 WEEKS ENDED JUNE 28, 1997 ("FISCAL 1997") COMPARED
  TO THE 52 WEEKS ENDED APRIL 27, 1996 ("FISCAL 1996")

    The Company has pursued strategic business combinations as part of its effort to sharpen its strategic focus, improve operational efficiency and position itself for sustained, profitable growth. The Company significantly expanded the geographic coverage of its distribution network in the Southeastern, Southwestern and Mid-Atlantic regions through the acquisition of US Foodservice, Inc. ("US Foodservice") effective May 17, 1996. This merger placed the Company among the top three foodservice distribution companies regarding market share in the majority of respective markets served. This acquisition also enabled the Company to enhance its product mix and to decentralize the management of the distribution centers, a long-standing objective of the Company.

    There are no directly comparable prior period financial statements because of the Company's merger with US Foodservice on May 17, 1996 and the change in its fiscal year-end from the 52 or 53 week period ended the Saturday closest to April 30 to the 52 or 53 week period ended the Saturday closest to June 30. Performance in fiscal 1997 is therefore compared to the 52 weeks ended April 27, 1996.

    Earnings for fiscal 1997 were $16.0 million, or $0.56 per share, on sales of $3.5 billion. The loss in fiscal 1996 was $(16.8) million, or $(1.12) per share, on $1.8 billion in sales. For comparative purposes, estimated sales of the same 52-week period of fiscal 1996 would have been approximately $3.6 billion had US Foodservice and H&O Foods, Inc. ("H&O Foods") (which was acquired in fiscal
1996) been part of the Company's operations for the entire 1996 fiscal year. Excluding acquisitions and the closure of nine divisions and four sales offices, consolidations or other significant changes, "same-division" sales increased 6%. The divisions' sales that were effected by closure, consolidation or other significant changes (which include customer account rationalization and territorial realignments) represent approximately 50% of the Company's fiscal 1997 sales.

    The gross profit for fiscal 1997 was $707.4 million, an increase of $305.2 million from fiscal 1996. The gross profit margin in fiscal 1997 was 20.3% versus 22.5% in fiscal 1996. The acquisition of US Foodservice, as well as a full year's inclusion of the results for H&O Foods were the primary reason for the reduction. Both of these companies operate as broadline distributors, which typically have lower gross margins than the historical Rykoff-Sexton divisions. The Company has also continued its transition among its historical Rykoff-Sexton divisions from a niche distributor to a broadline distributor; providing customers with an expanded selection of product categories, including fresh meats, produce and seafood, that typically carry lower margins. The Company, in its drive towards broadline distribution, has increased sales to customers under special program pricing arrangements such as national accounts.

    The synergies achieved through the effective integration of the acquisitions and improved pricing of food and non-food related products from enhanced purchasing programs negotiated by the Company resulted in an improvement in gross profit of approximately $6.0 million. Offsetting this improvement was $2.0 million in non-recurring inventory or promotional related charges incurred in the integration of US Foodservice.

    In fiscal 1997 the Company incurred $609.5 million in Warehouse, selling, delivery and general and administrative expenses (operating expenses) which represent 17.5% of net sales. Operating expenses for fiscal 1996 were $387.5 million or 21.7% of net sales. The primary reason for the increase in the amount of operating expenses from fiscal 1996 to fiscal 1997 is due to the merger with US Foodservice. The improvement in operating expenses as a percentage of net sales from fiscal 1996 to fiscal 1997 is attributable to the closure, consolidation or other significant changes at certain divisions, realignment of the management structure, consolidation of several corporate functions, insurance reductions and other integration efforts. The Company estimates the impact of these efforts approximates an $11 million improvement. Because claims activity in fiscal 1997 was more favorable than previously estimated, the Company reversed $3.4 million of insurance reserves related to prior period programs. This adjustment represents 31% of the $11 million improvement. This improvement is also due to the transition to broadline distribution discussed above which generally produces lower operating expense levels. This decrease was offset by approximately $2.0 million in non-recurring charges, attributable to the integration plan for the Company and US Foodservice. Also included in operating expenses are net gains totaling $1.5 million related to sales of certain assets.

    The operating expenses for fiscal 1996 were negatively impacted by the move to the Company's new Los Angeles distribution center. The Los Angeles division represented 21.0% of the Company's total sales in fiscal 1996. It was also effected by higher than expected bad debt and insurance expense, as well as the initial impact of the operational restructuring to facilitate the acquisition of US Foodservice.

    Goodwill and other intangible amortization was $12.4 million in fiscal 1997 versus $1.9 million in fiscal 1996. The increase is attributable to the goodwill arising from the US Foodservice merger which was accounted for as a purchase business combination. Earnings per share is net of non-cash goodwill amortization of approximately $0.37 for fiscal 1997.

    In connection with the US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week period ended June 29, 1996 ("1996 transition period"). Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During fiscal 1997, the Company charged $27.7 million consisting of $4.1 million related to severance and termination benefit costs, $2.7 million for lease related costs and $20.9 million related to other exit costs.

    During fiscal 1997, $4.0 million of the restructuring liability was reversed into income, upon the determination that such liability was no longer required. The remaining balance of the restructuring charge is $25.5 million of which it is expected that $9.0 million will be utilized in fiscal 1998 and is classified as current within Accrued liabilities in the accompanying consolidated financial statements. The remaining balance of $16.5 million is classified as long-term within Other liabilities and primarily consists of future payments of leasehold obligations.

    During fiscal 1997, the employment of two senior executives was terminated and the present value of severance compensation and related benefits, aggregating $4.0 million, was charged to expense.

    In the fourth quarter of fiscal 1996, the Company adopted the requirements of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The adoption of SFAS 121 resulted in the Company recording a non-cash pretax charge of $29.7 million. There are no comparable charges in fiscal 1997.

    Interest expense, net increased to $46.4 million in fiscal 1997 from $17.3 million in fiscal 1996. The primary reason for the increase was the assumption of the outstanding debt from the US Foodservice merger and the subsequent refinancing. The level of debt as of the end of fiscal 1997 was $505.5 million and at the end of fiscal 1996 was $248.8 million.

    Other expenses were $13.1 million for fiscal 1997 and $0 for fiscal 1996. The expenses represent the loss on the sale of accounts receivable sold pursuant to the securitization facility and related charges. The Company did not have an accounts receivable securitization facility in fiscal 1996.

    The effective income tax rate for fiscal 1997 was 38.2% versus an effective income tax benefit of (40.0)% for fiscal 1996. During the fourth quarter of fiscal 1997, the Company recorded a reduction in the valuation allowance of $2.8 million based on an analysis of expected combined operating results including US Foodservice. Management believes it is more likely than not that the deferred tax assets as of June 28, 1997, including net operating loss carryforwards, will be realizable through the combination of future taxable earnings, the corresponding realization of net operating loss carryforwards, alternative tax planning strategies and the reversal of existing taxable temporary differences.

RESULTS OF OPERATIONS--THE NINE-WEEK PERIOD ENDED JUNE 29, 1996 ("1996
  TRANSITION PERIOD") COMPARED TO THE NINE-WEEK PERIOD ENDED JULY 1, 1995

    In anticipation of the Company's merger with US Foodservice, the Company decided to change its fiscal year-end from the 52 or 53 week period ended the Saturday closest to April 30 to the 52 or 53 week period ended the Saturday closest to June 30. This change resulted in a nine-week transition period covering the period from April 28, 1996 to June 29, 1996. For comparative purposes, the nine-week period ended July 1, 1995 is discussed herein.

    Given the significance of the US Foodservice merger, the operating results of the 1996 transition period are not comparable to the comparable nine-week period in 1995.

    Net sales for the 1996 transition period were $519.9 million. This is an increase over net sales for the comparable nine-week period in 1995 of $292.6 million. The increase is almost entirely attributable to the merger with US Foodservice.

    In connection with the US Foodservice merger the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the 1996 transition period as previously discussed. The Company utilized $0.4 million of the restructuring reserve, primarily for severance, during the 1996 transition period.

    Operating results in the 1996 transition period were also negatively impacted by one-time charges to Cost of sales of $9.4 million relating to product consolidations and realignment of inventory in accordance with the Company's integration plan as well as the recording of one-time operating expense charges by various distribution centers relating to operational consolidations arising from the merger amounting to $8.3 million.

    Net income (loss) was $(60.2) million or $(2.51) per share in the 1996 transition period compared to $1.1 million or $0.08 per share in the comparable nine-week period in 1995 primarily due to the restructuring charge and the other merger related items discussed above.

RESULTS OF OPERATIONS--FISCAL 1996 COMPARED TO FISCAL 1995

    In the fourth quarter of fiscal 1995, the Company extended the scope of its distribution network in the Mid-Atlantic region through the acquisition of substantially all of the assets of Continental Foods, Inc. ("Continental"), a broadline distributor located in Maryland serving the metropolitan Baltimore and Washington, D.C. markets.

    In the first quarter of fiscal 1996, the Company increased its penetration of the Midwestern region through the acquisition of the Specialty Foods Division of Olfisco, Inc., a Minneapolis-based subsidiary of Noon Hour Food Products. In the third quarter of fiscal 1996, the Company enhanced its distribution network throughout the State of Nevada when it acquired substantially all of the assets of H&O Foods, a regional, broadline institutional foodservice distributor.

    Sales for fiscal 1996 advanced 14.1% to $1.8 billion from $1.6 billion in fiscal 1995. Excluding acquisitions, sales on a same division basis for the fiscal year advanced 4%. Growth of same branch sales was hampered by the move to the new Los Angeles distribution center, by a slowdown in sales growth at various locations throughout the country, and by severe winter weather conditions throughout the East and Midwest regions. Sales of Continental and H&O contributed significantly to the overall sales growth in fiscal 1996.

    The gross profit margin declined to 22.5% in fiscal 1996 from 23.9% in fiscal 1995. This decline is due to the above acquisitions which involve broadline distributors and the Company's continued transition from a niche distributor to a broadline distributor. Gross margins were also affected by inventory realignments from the continued transition from a centralized to a decentralized structure.

    Operating expenses as a percentage of net sales for fiscal 1996 were 21.7% versus 22.2% for fiscal 1995. The decrease in operating expenses as a percentage of net sales did not decrease as much as expected due to the impact of the move to the Company's new Los Angeles distribution center. The start-up of this facility, which accounted for approximately 21% of the Company's total sales volume in fiscal 1996, took longer, and was more costly, than originally anticipated. The Company also experienced higher than expected bad debt and insurance expenses in the fourth quarter of fiscal 1996.

    The Company recorded a restructuring charge of $31.0 million in fiscal 1993 to cover costs associated with a planned business reorganization. The reorganization was completed in fiscal 1996 and the remaining unused portion of the initial charge of $6.4 million was reversed to operating income.

    In the fourth quarter of fiscal 1996, the Company adopted the requirements of SFAS 121, which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. To comply with this new accounting requirement, the Company identified all owned properties where there had been, or was expected to be, a change in use in the recent past or foreseeable future which could affect the net recoverability of these assets. The net book values of these identified assets were compared to estimated current market values and future cash flows (for long-lived assets in use), to determine whether there may have been impairment in values. The adoption of SFAS 121 resulted in the Company recording a non-cash pretax charge of $29.7 million.

    Interest expense, net for fiscal 1996 increased $6.5 million from fiscal 1995. The increase is from higher borrowing levels and due to the reduction of capitalized interest resulting from placing into service the Los Angeles and Cincinnati facilities. Higher borrowing levels resulted from capital expenditures for these facilities, the acquisitions of Continental and H&O Foods and increased receivables and inventory levels due to sales growth.

    The effective income tax rate for fiscal 1996 and fiscal 1995 was 40.0%

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1997, the Company financed its operations primarily with cash flows from operating activities, borrowings under its bank credit facility and the securitization of its trade accounts receivable (see Note Ten to the accompanying consolidated financial statements). The Company also issued $25.9 million in industrial revenue bonds (see Note Five to the accompanying consolidated financial statements) in November 1996.

    The Company's cash flows provided by (used in) operating activities was $88.8 million in fiscal 1997, $106.5 million in the 1996 transition period, ($15.3) million in fiscal 1996 and $12.0 million in fiscal 1995. Cash flows provided by operating activities in fiscal 1997 were primarily impacted by net income of $16.0 million, adjusted by depreciation and amortization charges of $42.7 million, as well as a decrease in inventory levels of $26.1 million. Cash flows provided by operating activities in the transition period includes the impact of the $110.0 million receivables securitization, the net loss of $(60.1) million, the $57.6 million non-cash restructuring charge and a $34.0 million non-cash deferred tax benefit. Cash flows used in operating activities in fiscal 1996 included a non-cash charge of $29.7 million resulting from the adoption of SFAS 121.

    As of June 28, 1997, the Company's total indebtedness, including current portion, was $505.5 million. Under the bank credit facility, the Company had $330.1 million term debt outstanding at June 28, 1997 and a commitment for a revolving line of credit of up to $150 million, none of which was outstanding. Letters of credit outstanding as of June 28, 1997, which reduce availability under the revolving line of credit, were $27.3 million leaving $122.7 million in availability.

    The Company incurred capital expenditures of $63.4 million in fiscal 1997, $3.9 million in the transition period, $43.9 million in fiscal 1996 and $52.9 million in fiscal 1995. In fiscal 1997, approximately $31.9 million was spent on the start up of construction on new state-of-the-art distribution centers in Fort Mill, South Carolina and Las Vegas, Nevada, and the completion of a new state-of-the-art distribution center in Reno, Nevada. Other capital expenditures of $6.0 million in fiscal 1997 were made to expand existing distribution centers in Boston, Massachusetts and Philadelphia, Pennsylvania. The balance of capital expenditures in fiscal 1997 consisted of purchases of warehouse and office equipment, computer hardware and software and upgrades to the Company's existing distribution centers. The construction of the Los Angeles distribution center amounted to approximately $45.0 million over the course of fiscal 1995 and fiscal 1996. The Company had commitments for capital expenditures of approximately $35.0 million at June 28, 1997.

    The Company believes that cash generated from operations and borrowings under its revolving line of credit will be sufficient to fund short-term and long-term cash requirements, including capital expenditures, during fiscal 1998 and into the foreseeable future.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by Regulation S-X and the supplementary data required by Item 302 of Regulation S-K are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Set forth below is certain information about each person who is a director or an executive officer of the Company.

                                                                                             TERM AS    YEAR BECAME
                                                                           YEAR BECAME A    DIRECTOR     EXECUTIVE
NAME                                                                         DIRECTOR        EXPIRES      OFFICER       AGE
------------------------------------------------------------------------  ---------------  -----------  -----------  ---------
Mark Van Stekelenburg ..................................................          1992           1998         1991          46
  (Chairman of the Board of Directors since December 1995, Chief
  Executive Officer since December 1992 and President of the Company since August 1997 and from December 1992 to May 17, 1996. Mr. Van
  Stekelenburg joined the Company in 1991 and was Executive Vice
  President until December 1992. He was previously President and Chief
  Executive Officer of Grootverbruik Ahold, the foodservice division of
  Royal Ahold, N.V., The Netherlands.)

                                                                                             TERM AS    YEAR BECAME
                                                                           YEAR BECAME A    DIRECTOR     EXECUTIVE
NAME                                                                         DIRECTOR        EXPIRES      OFFICER       AGE
------------------------------------------------------------------------  ---------------  -----------  -----------  ---------
Matthias B. Bowman .....................................................          1996           1999       --              49
  (Vice Chairman of Investment Banking at Merrill Lynch & Co., Inc.
  ("Merrill Lynch") since 1993 and President of Merrill Lynch Capital
  Partners, Inc. ("MLCP") since 1994. Mr. Bowman has been employed by
  Merrill Lynch in various capacities since 1978 and currently serves as an officer or director of several affiliates of Merrill Lynch. Mr.
  Bowman also serves as a director of SMG II Holdings Corporation.)

Richard M. Fink ........................................................          1996           1997       --              67
  (Chairman of G&K Services, Inc. ("G&K"), a Minneapolis-based company that provides and maintains work garments and other related textile products to a wide variety of businesses and institutions, since 1997.
  Mr. Fink was President and CEO of G&K from 1970 through 1996.)

Albert J. Fitzgibbons, III .............................................          1996           1998       --              52
  (Partner of Stonington Partners, Inc. ("Stonington"), a private investment firm, a position that he has held since June 1994. Mr.
  Fitzgibbons has been a consultant to MLCP since June 1994 and
  Executive Vice President of MLCP from 1988 to June 1994. Mr.
  Fitzgibbons is also a director of Borg-Warner Automotive, Inc.,
  Borg-Warner Security Corporation, Dictaphone Corporation and United
  Artists Theatre Circuit, Inc.)

Jan W. Jeurgens ........................................................          1995           1997       --              76
  (Retired since 1983. From 1968-1983, Mr. Jeurgens served as Chief
  Executive Officer of Netherlands-based Makro International, a world-wide wholesaler of food and non-food products. Mr. Jeurgens continues an active involvement in the international distribution industry.)

Sunil C. Khanna ........................................................          1996           1997       --              40
  (Consultant to MLCP since 1994. Mr. Khanna was a Principal of
  Stonington from June 1994 through March 1997. Mr. Khanna was a principal of MLCP from 1989 to 1993 and a vice president of MLCP from
  1993 to June 1994. Mr. Khanna is a director of Pathmark Stores, Inc.
  and Supermarkets General Holdings Corporation.)

James I. Maslon ........................................................          1962           1999       --              70
  (Retired since 1992. Mr. Maslon was previously Vice
  President--Manufacturing of the Company's S.E. Rykoff & Co. division.)

James P. Miscoll .......................................................          1992           1998       --              62
  (Retired since 1992. Mr. Miscoll was previously Vice Chairman of
  BankAmerica Corporation. He is a director of American International
  Group, Inc., Coast Federal Financial, Inc., MK Gold Company,
  MotivePower Industries, Inc. and U.S. Rentals, Inc.)

                                                                                             TERM AS    YEAR BECAME
                                                                           YEAR BECAME A    DIRECTOR     EXECUTIVE
NAME                                                                         DIRECTOR        EXPIRES      OFFICER       AGE
------------------------------------------------------------------------  ---------------  -----------  -----------  ---------
Neil I. Sell ...........................................................          1982           1999       --              56
  (Partner since 1968 in the law firm of Maslon Edelman Borman & Brand,
  L.L.P. Mr. Sell is a director of Grand Casinos, Inc.)

Bernard Sweet ..........................................................          1978           1998       --              73
  (Retired since 1985. Mr. Sweet previously was President and Chief
  Executive Officer of Republic Airlines, Inc. He is a director of G&K.)

Robert W. Williamson ...................................................          1996           1997       --              54
  (President and Chief Executive Officer of Merrill Lynch International
  Bank since November 1996. Mr. Williamson previously was Chief Credit
  Officer of Merrill Lynch. Mr. Williamson has been employed by Merrill
  Lynch or its affiliates in various capacities since 1976.)

Timothy Buckley ........................................................        --             --             1996          49
  (Vice President of the Company and President of TSSI since May 1996.
  Mr. Buckley joined Rykoff-Sexton in 1975 and served as Director of
  Purchasing from 1985 until May 1996.)

William J. Caskey ......................................................        --             --             1997          47
  (Executive Vice President and Chief Executive Officer of the Company's
  Manufacturing Division since August 1997. Mr. Caskey was Vice
  President, Sales and Administration of the Foodservice Division of
  Campbell Soup Company from August 1994 through June 1997 and Director,
  Sales and Marketing of Campbell UK from September 1992 through July
  1994.)

Harold E. Feather ......................................................        --             --             1992          58
  (Executive Vice President, Strategic Planning since January 1997 and
  Executive Vice President, Operations of the Company's US Foodservice
  Division since July 1997. Mr. Feather joined the Company in 1983 and served as President of the Company's Distribution Division from 1992 until 1994 and Executive Vice President, Corporate Planning from 1994 until January 1997. Before then, he worked for John Sexton & Co. for over 19 years.)

Robert J. Harter, Jr. ..................................................        --             --             1989          52
  (Senior Vice President, Administration and General Counsel since 1996,
  Senior Vice President, Human Resources and General Counsel from 1993 to 1996 and Secretary since 1995. Mr. Harter joined the Company in
  October 1989 and served as Vice President and General Counsel from
  1989 until 1993. He previously was Senior Vice President and General
  Counsel for Tiger International, Inc.)

                                                                                             TERM AS    YEAR BECAME
                                                                           YEAR BECAME A    DIRECTOR     EXECUTIVE
NAME                                                                         DIRECTOR        EXPIRES      OFFICER       AGE
------------------------------------------------------------------------  ---------------  -----------  -----------  ---------
Kenneth Kozel ..........................................................        --             --             1996          49
  (Vice President and Treasurer since November 1996. Mr. Kozel joined the Company in May 1996 upon the completion of the Company's acquisition of US Foodservice and served as Assistant Treasurer from
  May 1996 until November 1996. Mr. Kozel joined Unifax, the predecessor of US Foodservice, in 1988 and served as Treasurer from 1991 until May
  1996.)

Richard J. Martin ......................................................        --             --             1988          51
  (Executive Vice President and Chief Financial Officer since September
  1997 and Senior Vice President, Corporate Development from January to
  September 1997. Mr. Martin joined the Company in August 1988 and served as Vice President from 1988 until 1993 and Senior Vice
  President and Chief Financial Officer from 1993 through 1996. He previously was a partner with the accounting firm of Arthur Andersen
  LLP and was associated with that firm for 21 years.)

Christopher Mellon .....................................................        --             --             1997          33
  (Vice President and Controller since February 1997. Mr. Mellon previously was Executive Vice President and Chief Operating Officer of
  Pioneer American Bank from September 1993 to February 1997. He also was Senior Vice President of Operations of Franklin First Savings Bank
  from January 1991 to March 1993 and Corporate Director of Strategic
  Planning for US Foodservice from March to September 1993.)

STANDSTILL AGREEMENT

    MLCP, a Delaware corporation and an affiliate of Merrill Lynch, initiates and structures transactions commonly referred to as leveraged or management buyouts involving publicly-owned companies, privately-owned companies and subsidiaries and divisions of both publicly- and privately-owned companies, and manages a fund of equity capital committed by institutional investors for investment in the equity portion of leveraged buyout transactions.

    MLCP or one of its affiliates is the direct or indirect managing partner of Merrill Lynch Capital Appreciation Partnership No. B-XVIII, L.P., ML Offshore LBO Partnership No. B-XVIII, ML IBK Positions, Inc., MLCP Associates L.P. No. II, MLCP Associates L.P. No. IV, Merrill Lynch KECALP L.P. 1994, Merrill Lynch KECALP L.P. 1991, Merrill Lynch Capital Appreciation Partnership No. XIII, L.P., ML Offshore LBO Partnership No. XIII, ML Employees LBO Partnership No. I, L.P., Merrill Lynch KECALP L.P. 1987 and Merchant Banking L.P. No. II. (each an "ML Entity" and collectively, the "ML Entities"). Each of the ML Entities is a stockholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

    On May 17, 1996, in connection with the consummation of the merger of US Foodservice with and into a wholly owned subsidiary of the Company (the "US Foodservice Merger"), pursuant to that certain Agreement and Plan of Merger, dated February 2, 1996, by and among the Company, US Foodservice and USF Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, the Company entered into a Standstill Agreement (the "Standstill Agreement") with the ML Entities. The Standstill Agreement provides, among other things, (1) for the designation by the ML Entities of four nominees to the Company's Board of Directors, with such number of nominees and the total number of directors decreasing if the percentage of outstanding shares of Common Stock held by the ML Entities falls below certain percentage levels, (2) that, for a period of ten years, the ML Entities will not acquire beneficial ownership of additional voting securities of the Company representing voting power in excess of 36.4% of the outstanding voting securities of the Company and will not take certain other actions relating to the control of the Company, (3) that, subject to certain conditions, the ML Entities will vote in favor of the Company's nominees for the Board of Directors, (4) for certain restrictions on transfer of Company voting securities held by the ML Entities and (5) for a right of first refusal, under specified circumstances, for the Company in respect of certain transfers by the ML Entities of the Common Stock.

    Pursuant to the Standstill Agreement, the Company increased the size of its Board of Directors to 12 persons and filled four of the vacancies thereby created with directors designated by a representative of the ML Entities (each an "ML Director"). Of the four initial ML Directors, Mr. Matthias B. Bowman was appointed to Class A (current term expiring in 1999), Mr. Albert J. Fitzgibbons, III was appointed to Class B (current term expiring in 1998) and Messrs. Sunil
C. Khanna and Robert W. Williamson were appointed to Class C (current terms expiring in 1997). Until such time as the ML Entities no longer beneficially own Company voting securities representing at least 10% of the total voting power, and except as otherwise contemplated by the Standstill Agreement or otherwise agreed to by a majority of ML Directors, the Company can not take or recommend to its stockholders any action that would (1) cause the Board of Directors to consist of any number of directors other than 12 directors divided into three classes of four directors each or (2) result in any amendment to its by-laws or the by-laws or regulations of any subsidiary of the Company in effect at the effective time of the US Foodservice Merger that would impose any qualifications to the eligibility of directors of the Company or on the Board of Directors (or any committee thereof) of any subsidiary of the Company, except as may be required by applicable law.

    In addition, the Company must use its best efforts to cause the Nominating Committee of its Board of Directors (or if the Nominating Committee makes no such recommendations, the Company's Board of Directors) to recommend for election in the applicable year in which the respective class term expires, in each case as designated by the ML Entities, (1) four ML Directors, consisting of one ML Director in each of Class A and Class B and two ML Directors in Class C, so long as the ML Entities beneficially own Company voting securities representing at least 34% of total voting power; (2) three ML Directors, consisting of one ML Director in each of Class A, Class B and Class C, so long as the ML Entities beneficially own Company voting securities representing less than 34%, but at least 27%, of the total voting power; (3) two ML Directors, consisting of one ML Director in Class A and one ML Director in Class B or Class C, so long as the ML Entities beneficially own Company voting securities representing less than 27%, but at least 16%, of the total voting power and (4) one ML Director in Class A, so long as the ML Entities beneficially own Company voting securities representing less than 16%, but at least 10%, of the total voting power.

    Until such time as the ML Entities no longer beneficially own Company voting securities representing at least 16% of the total voting power, to the extent that, and for so long as, any of the ML Directors is qualified under the then-current rules of the NYSE, the rules and regulations under the Internal Revenue Code of 1986, as amended (the "Code") relating to the qualification of employee stock benefit plans, the rules and regulations under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Company's by-laws, the Company will use its best efforts to cause its Board of Directors to designate one of the ML Directors to serve on each of the committees of the Board of

Directors to the same extent, and on the same basis, as the other members of the Board of Directors. In addition, subject to the same director qualification requirements, in the event that, and for so long as, the ML Entities own Company voting securities representing less than 16% but at least 10% of the total voting power, the Company will use its best efforts to cause the Board of Directors to designate one of the ML Directors to serve on the Nominating Committee and the Management Development -- Compensation and Stock Option Committee of the Board of Directors, to the same extent, and on the same basis, as the other members of the Board of Directors.

    The Standstill Agreement also provides that so long as the ML Entities beneficially own Company voting securities representing at least 10% of the total voting power, the ML Directors will have representation on the Board of Directors (and any committees thereof) of any subsidiaries of the Company in a manner similar to their rights to representation on the Company's Board of Directors, but only to the extent that any directors of the Company who are not officers or employees of the Company are members of the board of directors of any such subsidiary.

    The ML Entities also have the right, with cause, to request the removal of any ML Director from the Company's Board of Directors, subject to the applicable provisions of the Company's charter and by-laws, as well as applicable statutory provisions, and the Company will use its best efforts to have such removal approved by the Company's Board of Directors. The ML Entities also have the right to designate nominees for vacancies caused by an ML Director ceasing to serve as a member of the Board of Directors, subject to certain restrictions, provided that the filling of the vacancy is to be made by action of the Board of Directors in accordance with the terms of the Company's charter. In addition, in the event that the percentage of total voting power represented by the Company's voting securities beneficially owned in the aggregate by the ML Entities at any time decreases below any of the minimum percentages specified above entitling the ML Entities to Board of Director and committee representation, the ML Entities will cause such number of ML Directors to resign as is necessary to adjust the number of remaining ML Directors to the number (if any) to which the ML Entities would have otherwise been entitled under the Standstill Agreement if the nominations to the Board of Directors (or any committee thereof) of the Company or any subsidiary of the Company were made at such time. Any subsequent increase in the percentage of the total voting power represented in the aggregate by Company voting securities beneficially owned by the ML Entities above any such minimum percentage will not entitle the ML Entities to have any additional ML Directors named or elected.

    Nothing in the Standstill Agreement requires the ML Entities to designate any ML Directors or requires an ML Director to serve in office. Until such time as the ML Entities no longer beneficially own Company voting securities representing, in the aggregate, at least 10% of the total voting power, in the event there is a vacancy created on the Board of Directors by the resignation or removal of an ML Director or the failure of the ML Entities to designate an ML Director (other than a resignation as a result of a decrease in the percentage of the aggregate number of votes of all outstanding Company voting securities represented by Company voting securities owned by the ML Entities below the minimum percentages specified above for representation on the Board of Directors) upon the written request of the ML Entities, the Company will reduce the size of its Board of Directors by the number of such vacancies and thereafter, the ML Entities will have no right to designate any ML Directors to the extent of such reduction.

    The Standstill Agreement provides that the rights to Board of Director and committee representation described above will extend only to those ML Entities that are controlled by Merrill Lynch and in the event of any transaction resulting in Merrill Lynch no longer controlling such ML Entity, such ML Entity will no longer have any rights to such Board of Director and committee representation, but will be bound by the other terms of the Standstill Agreement.

    The Company's obligations described above regarding Board of Director and committee representation are subject to compliance with the provisions of the Company's charter and by-laws and the fiduciary duties of the Company's Board of Directors and Nominating Committee to the stockholders of the Company. Nothing set forth in such provisions will require the Company to violate any such provisions or require any director of the Company to breach any such fiduciary duty.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by them.

    Based solely on its review of copies of such forms furnished to the Company, or written representations that no filings of Form 5 reports were required, the Company believes that during the fiscal year ended June 28, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except that Mr. Buckley filed late a Form 5 that reported six transactions that should have been reported earlier on Forms 4.

ITEM 11--EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    During fiscal 1997, directors who were neither ML Directors nor employees of the Company received an annual retainer of $32,000, but were not separately compensated for Board of Director or committee meeting participation.

    The 1993 Director Stock Option Plan provides for an annual grant to non-employee directors of options to purchase 1,000 shares at an option exercise price equal to the fair market value of such shares on the grant date. Each such option has a ten year term and generally becomes exercisable on the first anniversary of the grant date. Messrs. Jeurgens, Maslon, Miscoll, Sell and Sweet each were granted options to purchase 1,000 shares at an exercise price of $14.375 on September 5, 1996. These options have ten year terms and became fully exercisable on September 5, 1997. Eligible directors also have the opportunity to participate in the Rykoff-Sexton, Inc. Convertible Award Plan (Director Edition) (the "Director Plan"). The Director Plan is effective as of June 19, 1995, and was amended in January 1996 and April 1996. The April and June amendments were effected to conform the Director Plan to the Company's new fiscal year and to suspend the Director Plan during the 1996 transition period.

    The Director Plan was designed to grant eligible Directors restricted shares of Common Stock ("Premium Shares") as a bonus to those Directors who purchase Common Stock from the Company. This purchase may be made with any part of the annual retainer fee earned by an eligible Director during the Company's fiscal year (the "Annual Retainer"). Any Director of the Company who is eligible to receive an Annual Retainer is eligible to participate in the Director Plan. Any eligible Director may elect, during the first month of a fiscal year, to defer until the last quarterly Board meeting of that fiscal year payment of any part of his Annual Retainer for that fiscal year and to receive that payment in the form of Common Stock ("Purchased Shares"). The number of Purchased Shares acquired by that election equals (1) the dollar amount of Annual Retainer being converted, divided by (2) the Conversion Price for the fiscal year. The "Conversion Price" for a fiscal year is the average of the closing prices of the Common Stock, at the end of each week during the three month period ending on the last day of the seventh month of the fiscal year. If an eligible participant ceases to be a Director before the last quarterly Board meeting of a fiscal year, any Annual Retainer fees not earned will not be converted into Purchased Shares. For purposes of the Director Plan, a Director is considered to earn 25% of his Annual Retainer on the date of each quarterly Board meeting. Any Purchased Shares acquired under the Director Plan will vest and become transferable as soon as they are delivered. Purchased Shares will not be forfeited for any reason.

    The Company also grants one Premium Share for each three Purchased Shares acquired by a Director. All Premium Shares are non-transferable and subject to possible forfeiture, as explained below, during the two year period beginning on the date a Director is scheduled to receive those shares (the "Holding Period"). The Holding Period may be shortened if a Director's Board membership ends without an event that would cause a forfeiture of Premium Shares. Until the end of the Holding Period for Premium Shares, a Director may not sell or otherwise transfer such shares, except for a transfer resulting from death. Also, if a Director sells or otherwise voluntarily transfers any Purchased Shares before the end of the Holding Period for those shares, he forfeits all of the Premium Shares he received with such Purchased Shares, unless the Holding Period has been shortened as described below.

    If a Director who bought Purchased Shares ceases to be a member of the Board of Directors before the end of the Holding Period for any of the related Premium Shares, the Premium Shares will be forfeited unless the Director has left the Board for one or more of the following reasons: (1) death or long-term disability (as determined in the discretion of the majority of the other Directors); (2) removal from the Board without cause; (3) failure to be re-nominated or re-elected as a Director; (4) a "change in control" of the Company, as defined in any existing agreements between the Company and its senior officers (including the Merger) or (5) the Director's voluntary resignation from the Board, accompanied by the vote of a majority of the Board (excluding such Director) agreeing to waive the balance of the Holding Period and determining in good faith that the waiver is in the best interest of the Company. If an eligible Director's membership on the Board terminates for any of those five reasons during the Holding Period of any of his or her Purchased Shares, then the related Holding Period will end, and all related Premium Shares will be freed from any further risk of forfeiture and will become fully transferable, subject to applicable securities laws, as of the effective date of the termination.

    During the Holding Period for Purchased Shares and Premium Shares, a Director is entitled to vote all of those shares and is entitled to receive any dividends paid with respect to those shares. However, such rights terminate with respect to Premium Shares if they are forfeited as described above.

SUMMARY COMPENSATION TABLE

    The table below sets forth annual and long-term compensation for each of the last three fiscal years awarded to or earned by the Chairman of the Board, President and Chief Executive Officer of the Company and the four other most highly compensated executive officers (determined by reference to the 1997 fiscal year) (the "Named Executive Officers") of the Company.

                                                                                               LONG TERM
                                                                                         COMPENSATION AWARD(S)
                                                        ANNUAL COMPENSATION          ------------------------------
                                                -----------------------------------                    SECURITIES
                                                                      OTHER ANNUAL     RESTRICTED      UNDERLYING       ALL OTHER
                                   FISCAL YEAR   SALARY      BONUS    COMPENSATION   STOCK AWARD(S)      OPTIONS      COMPENSATION
                                       (1)       ($)(2)     ($)(3)         ($)           ($)(4)            (#)           ($)(5)
                                   -----------  ---------  ---------  -------------  ---------------  -------------  ---------------
Mark Van Stekelenburg ...........        1997     500,000    187,513    775,456(6)(7)      166,634         50,000          38,634
  Chairman of the Board and              1996     450,000          0    159,306(6)(7)            0         50,000           2,749
  Chief Executive Officer                1995     449,366    354,855    318,940(6)(7)       76,876         77,500           3,348

Frank H. Bevevino(8) ............        1997     400,000    294,751          0            99,963          35,000           4,600
  Former President

Harold E. Feather ...............        1997     275,000    192,423          0            91,640          15,000          72,500
  Executive Vice President,              1996     272,000          0          0                 0          15,000               0
  Strategic Planning                     1995     287,087     81,444          0            21,709          37,500               0

Thomas G. McMullen(9) ...........        1997     230,528    169,608          0                 0          20,000           4,600
  Former Executive Vice President

David F. McAnally(10) ...........        1997     194,769    125,835          0                 0          25,000           4,600
  Former Senior Vice President
  and Chief Financial Officer

------------------------------

(1) Information furnished is for the 52-week fiscal years ended June 28, 1997, April 27, 1996 and April 29, 1995. Effective May 17, 1996, the Company changed its fiscal year-end from the Saturday closest to April 30 to the Saturday closest to June 30. During the 1996 transition period, the Company paid the Named Executive Officers the following salaries: Mr. Van Stekelenburg $69,231; Mr. Bevevino $57,962; Mr. Feather $42,308; Mr. McMullen $33,077; and Mr. McAnally $27,962. During the 1996 transition period, the following matching contributions under the Company's 401(k) Savings Plan were made for the Named Executive Officers: Mr. Bevevino $1,731; Mr. McMullen $992; and Mr. McAnally $831.

(2) Includes amounts deferred by the Named Executive Officers under the Company's 401(k) Savings Plan.

(3) Does not include the portion of a participant's bonus which the participant elected to receive in the form of restricted shares of Common Stock of the Company.

(4) The amount presented is the value of the shares awarded under the Company's convertible award plan based on the closing price of the Common Stock on the NYSE on the date of grant. For fiscal 1997, the number of restricted shares awarded to Named Executive Officers, including the one-for-three matching, were as follows: Mr. Van Stekelenburg 11,492; Mr. Bevevino 6,894; and Mr. Feather 6,320. For fiscal 1996, no Named Executive Officer was awarded any restricted shares. For fiscal 1995, the number of restricted shares awarded to Named Executive Officers, including the one-for-five matching, were as follows: Mr. Van Stekelenburg 4,331 and Mr. Feather 1,223. The number of shares earned is calculated by dividing the amount of annual incentive bonus deferred by the Named Executive Officer by the price of the Company's Common Stock on the NYSE on the fourth day following the announcement of the Company's annual earnings for the year preceding the year in which the annual incentive bonus was earned. The shares awarded under the plan are not transferable by the recipient for three years following receipt thereof; however, any dividends that the Company may declare will be paid to the recipient during the three-year restriction period. The shares will vest in full upon stockholder approval of the Merger. The value of the Named Executive Officers' restricted stock holdings as of June 28, 1997, based on a closing sale price of $19.63 for the Common Stock on June 27, 1997, are as follows: Mr. Van Stekelenburg $349,827; Mr. Bevevino, $135,329; and Mr. Feather, $148,030.

(5) Represents premiums for split dollar life insurance policies on the lives of Messrs. Van Stekelenburg and Feather in fiscal 1997 and term life insurance premiums for Mr. Van Stekelenburg in fiscal 1996 and 1995. Represents matching contributions under the Company's 401(k) Savings Plan for Messrs. Bevevino, McMullen and McAnally. The cash surrender value of the split dollar life insurance policies on the lives of Messrs. Van Stekelenburg and Feather were $30,933 and $61,913, respectively, as of June 28, 1997.

(6) Includes $28,945 as the aggregate amount of imputed interest during fiscal 1997 on Mr. Van Stekelenburg's interest-free demand mortgage loan. See "Certain Relationships and Related Transactions--Other Management Indebtedness." The imputed interest for prior years is also shown in this column. Such loan had a principal balance of $350,000 at June 28, 1997. The imputed rate of interest is based on the interest charged by commercial banks on short-term residential mortgage loans during each of the fiscal years, and is calculated for informational purposes only. The Company believes that the mortgage loans to Mr. Van Stekelenburg meet the conditions set forth in Treasury Regulation 1.7872-5T(c) and, therefore, no interest need be imputed for income tax purposes.

(7) Includes payments totaling $352,389 in fiscal 1997 to Mr. Van Stekelenburg relating to his relocation to Wilkes-Barre, Pennsylvania and $116,561 in fiscal 1996 and $277,561 in fiscal 1995 to Mr. Van Stekelenburg relating to his relocation to Chicago, Illinois.

(8) In July 1997, Mr. Bevevino resigned as President of the Company. See "--Agreements with Messrs. Bevevino and McMullen." Mr. Bevevino became an executive officer of the Company in May 1996. Accordingly, compensation amounts are not given for 1995 or 1996. See "Certain Relationships and Related Transactions--US Foodservice Inc. Loan Forgiveness" for a description of a loan to Mr. Bevevino that was forgiven in connection with the Company's acquisition of US Foodservice.

(9) In July 1997, Mr. McMullen resigned as Executive Vice President of the Company. See "--Agreements with Messrs. Bevevino and McMullen." Mr. McMullen became an executive officer of the Company in May 1996. Accordingly, compensation amounts are not given for 1995 or 1996. See "Certain Relationships and Related Transactions--US Foodservice Inc. Loan Forgiveness" for a description of a loan to Mr. McMullen that was forgiven in connection with the Company's acquisition of US Foodservice.

(10) In September 1997, Mr. McAnally's employment as Senior Vice President and Chief Financial Officer of the Company was terminated. See "--Employment Agreements and Change in Control Agreements." Mr. McAnally became an executive officer of the Company in May 1996. Accordingly, compensation amounts are not given for 1995 or 1996. See "Certain Relationships and Related Transactions--US Foodservice Inc. Loan Forgiveness" for a description of a loan to Mr. McAnally that was forgiven in connection with the Company's acquisition of US Foodservice.

OPTION GRANTS IN LAST FISCAL YEAR

    The table below sets forth information on grants of stock options from the end of fiscal 1996 through fiscal 1997 to the Named Executive Officers:

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                                          INDIVIDUAL GRANTS                                  ANNUAL RATES OF
                             ----------------------------------------------------------------------------      STOCK PRICE
                                  NUMBER OF       % OF TOTAL OPTIONS                                         APPRECIATION FOR
                                 SECURITIES           GRANTED TO                                              OPTION TERM(2)
                             UNDERLYING OPTIONS   EMPLOYEES IN FISCAL  EXERCISE OF BASE                    --------------------
NAME                           GRANTED (#)(1)            YEAR            PRICE ($/SH)     EXPIRATION DATE     5%         10%
---------------------------  -------------------  -------------------  -----------------  ---------------  ---------  ---------
Mark Van Stekelenburg......          50,000                11.58              14.125          6/24/06        444,150  1,125,550
Frank H. Bevevino..........          35,000(3)              8.11              14.125          6/24/06        310,905    787,885
Harold E. Feather..........          15,000                 3.48              14.125          6/24/06        133,245    337,665
Thomas G. McMullen.........          20,000(3)              4.63              14.125          6/24/06        177,660    450,220
David F. McAnally..........          25,000(3)              5.79              14.125          6/24/06        222,075    562,775

------------------------------

(1) All of these non-qualified stock options were granted at a price equal to the fair market value of the Common Stock on June 24, 1996, the grant date, and will expire ten years from such date of grant or earlier pursuant to the terms thereof. These options become exercisable by their terms in equal quarterly installments commencing on the first anniversary of such grant date and become exercisable in full upon a change in control (which includes stockholder approval of the Merger).

(2) Based on a ten-year option term and annual compounding, the 5% and 10% calculations are set forth in compliance with Securities and Exchange Commission rules. The appreciation calculations are not necessarily indicative of future values of stock options or of the Common Stock.

(3) Upon the respective date of termination of employment of Messrs. Bevevino, McMullen and McAnally, all stock options held by such individuals (including the stock options described in this table) became immediately exercisable in full. See "--Employment Agreements and Change in Control Agreements" and "--Agreements with Messrs. Bevevino and McMullen." Such options will expire as follows: Mr. Bevevino, on October 22, 1997; Mr. McMullen, on October 22, 1997; and Mr. McAnally, on December 2, 1997.

AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table sets forth information on stock options exercised by the Named Executive Officers from the end of fiscal 1996 through the end of fiscal 1997 and held by the Named Executive Officers at the end of fiscal 1997:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

                                                                          SECURITIES
                                                                          UNDERLYING            VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                        VALUE       AT FISCAL YEAR END (#)     AT FISCAL YEAR END ($)
                                    SHARES ACQUIRED   REALIZED    --------------------------  -------------------------
NAME                                ON EXERCISE (#)      ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----------------------------------  ---------------  -----------  -----------  -------------  ----------  -------------
Mark Van Stekelenburg.............             0              0      333,125        62,500     1,111,891       253,125
Frank H. Bevevino.................        62,251        269,366       79,075        28,487       672,486       155,325
Harold E. Feather.................             0              0      131,563        18,750       682,071        75,938
Thomas G. McMullen................        15,289         69,190       16,750        15,874       132,229        86,778
David F. McAnally.................             0              0       26,461        26,461       197,544       118,539

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

    The table below sets forth information on long-term incentive plan awards from the end of fiscal 1996 through the end of fiscal 1997 to the Named Executive Officers:

                                                                                       ESTIMATED FUTURE PAYOUTS UNDER
                                                                                         NON-STOCK PRICE BASED PLANS
                                           NUMBER OF SHARES    PERFORMANCE OR OTHER  -----------------------------------
                                            UNITS OR OTHER         PERIOD UNTIL       THRESHOLD    TARGET      MAXIMUM
                                               RIGHTS(#)       MATURATION OR PAYOUT      (#)         (#)         (#)
                                          -------------------  --------------------  -----------  ---------  -----------
Mark Van Stekelenburg...................         20,000(2)             6/24/99            5,000      10,000      20,000
Frank H. Bevevino.......................         92,000(1)             6/24/99           23,000      46,000      92,000
Harold E. Feather.......................          6,000(2)             6/24/99            1,500       3,000       6,000
Thomas G. McMullen......................         56,000(1)             6/24/99           14,000      28,000      56,000
David F. McAnally.......................          6,000(2)             6/24/99            1,500       3,000       6,000
David F. McAnally.......................         50,000(2)              1/1/00           12,500      25,000      50,000

------------------------

(1) Such "performance shares" were canceled upon Mr. Bevevino and Mr. McMullen's resignation as President and a director of the Company, and as Executive Vice President of the Company, respectively. See "--Agreements with Messrs. Bevevino and McMullen."

(2) Such "performance shares" vest upon shareholder approval of the Merger. See

    "--Employment Agreements and Change in Control Agreements."

    Each Named Executive Officer has been granted the number of "performance shares" indicated above, which will be converted into an equivalent number of shares of Common Stock or, at the election of the Management Development--Compensation and Stock Option Committee, to the cash value of such shares of Common Stock, in respect of a three-year performance period, provided that the financial performance of the Company meets specified objectives established by the Management Development-- Compensation and Stock Option Committee.

RETIREMENT BENEFITS

    The Company and one of its subsidiaries, John Sexton & Co., maintain a tax-qualified noncontributory defined benefit pension plan (the "Pension Plan") for eligible employees who are not covered by a union sponsored retirement plan. Generally, only those individuals who became employees of the

Company prior to its acquisition of US Foodservice are eligible for benefits under the Pension Plan. The Pension Plan does not cover employees of US Foodservice or its subsidiaries, except for those Pension Plan participants who are transferred to US Foodservice or one of its subsidiaries from employment with the Company or John Sexton & Co. The Pension Plan covers eligible employees of the Company for periods after April 29, 1989. Full vesting under the Pension Plan occurs after five years of service with the Company and its subsidiaries.

    The Pension Plan provides an annual lifetime benefit equal to one percent (1%) of a participant's final average pay for each year of participation. This annual benefit is subject to actuarial reduction if the pension is payable before age sixty five. Final average pay means the average of the participant's eligible compensation for the highest five calendar years during the participant's final fifteen years of participation. Eligible compensation generally includes all cash compensation, and for fiscal years beginning after 1993 excludes amounts exceeding $150,000 annually pursuant to Section 401(a)(17) of the Code. The $150,000 limit will be adjusted by the Internal Revenue Service for cost of living and in 1997 stands at $160,000. However, the limit for compensation earned in the 1993 calendar year was $235,840, and pension benefits based on that compensation will not be reduced below the level accrued as of April 30, 1994. Benefits under the Pension Plan are not subject to reduction for Social Security or other offset amounts.

    Effective October 1, 1995, the Company established a non qualified supplemental excess retirement plan to restore benefits to a select group of management and highly compensated employees who contribute materially to the continued growth, development and future business success of the Company (the "Restoration Plan"). The Restoration Plan restores lost benefits to those participants whose retirement benefits under the Pension Plan have been limited by Section 401(a)(17) of the Code by reason of the fact that amounts deferred into the Company's non qualified plans are not used in the formula for calculating retirement benefits under the Pension Plan.

    The Pension Plan and Restoration Plan Table below contains the estimated annual retirement benefits payable on a single life annuity basis under the Pension Plan and Restoration Plan to participating employees based on average earning and years of participation at retirement.

                    PENSION PLAN AND RESTORATION PLAN TABLE

                               YEARS OF SERVICE
                  ------------------------------------------
  REMUNERATION        5         10         15         20
----------------  ---------  ---------  ---------  ---------
    225,000          11,250     22,500     33,750     45,000
    250,000          12,500     25,000     37,500     50,000
    300,000          15,000     30,000     45,000     60,000
    350,000          17,500     35,000     52,500     70,000
    400,000          20,000     40,000     60,000     80,000
    450,000          22,500     45,000     67,500     90,000
    500,000          25,000     50,000     75,000    100,000

    Effective October 1, 1995, Rykoff-Sexton established a non-qualified supplemental executive retirement plan for Mr. Feather and certain other executive officers of the Company individually referred to as an "executive" (the "SERPs"). The SERPs do not cover the Chairman of the Board, President and Chief Executive Officer.

    An executive who has at least fifteen years of service and retires at or after age sixty-two (the "Normal Retirement Age") is entitled, provided he has participated in his SERP for at least five plan years or has otherwise become fully vested in his SERP, to an annual SERP retirement benefit for life equal to fifty percent of his final average earnings, reduced by the actuarial equivalent of any benefits he is entitled to receive under the Pension Plan, the Restoration Plan, certain other nonqualified retirement plans of the Company and its subsidiaries, Social Security, and all qualified and non-qualified plans of all prior employers (the "Executive's Other Benefits"). Final average earnings are defined as the executive's highest average annual base compensation plus bonus during any consecutive three-year period within the five year period preceding termination of employment.

    An executive who has at least ten years of service and retires prior to Normal Retirement Age but at or after age fifty-five is entitled, provided he has participated in his SERP for at least five plan years or has otherwise become fully vested in his SERP, to an annual early retirement benefit for life equal to the fifty percent benefit payable at Normal Retirement Age (as reduced by the Executive's Other Benefits), reduced on account of the early payment of benefits. The early payment reduction is six percent for each year that the date of the commencement of benefits precedes his normal retirement at age sixty-two (the "Six Percent Annual Early Payment Reduction").

    An executive will become fully vested in his SERP at age fifty-five and upon completion of five plan years of participation in the SERP, or earlier if he is terminated without cause under his Severance Agreement or following a "change in control." "Change in control" has substantially the same meaning as described under "--Change in Control Agreements and Golden Parachute Tax Exemption" and includes the Merger. An executive who becomes fully vested in his SERP will be entitled, upon termination prior to the date the executive would have both attained age fifty-five and completed ten years of service, to a lifetime annual retirement benefit payable commencing at the date he would have had ten years of service had his employment continued with Rykoff-Sexton and attained age fifty-five. The benefit will be determined in the same manner as an early retirement benefit.

    If an executive dies prior to his termination of employment, his surviving spouse, if he has been married to such spouse for at least one year prior to death, is entitled to an annual survivor benefit for life equal to fifty percent of the benefit to which the executive would have been entitled had he then retired (but without reduction by the benefits the executive would have been entitled to receive under the Pension Plan), reduced by the survivor benefits paid under the Pension Plan. If an executive dies after the commencement of benefits under the SERP, his surviving spouse, if he has been married to such spouse for at least one year prior to death, is entitled to an annual survivor benefit equal to fifty percent of the benefit actually then being paid to the executive, adjusted, in a manner similar to that described above, to take into account the survivor benefits paid under the Pension Plan.

    An executive who becomes disabled with less than ten years of service is entitled to an annual disability benefit for life equal to twenty-five percent of his final average earnings, reduced by the Executive's Other Benefits. An executive who becomes disabled with ten or more years of service is entitled to a disability benefit calculated by (A) multiplying his final average earnings by a percentage that equals his years of service times two and one-half percent (but in no event more than fifty percent), and (B) subtracting therefrom an amount equal to the Executive's Other Benefits. Disability benefits shall commence after the end of the salary continuation period under the Company's non-insured salary continuation plan. Disability benefits are not subject to the Six Percent Annual Early Payment Reduction.

    Effective July 20, 1994, Rykoff-Sexton established a non-qualified supplemental executive retirement plan for Mr. Van Stekelenburg (the "CEO SERP").

    If Mr. Van Stekelenburg has at least twenty years of service and retires at or after age sixty (the "CEO's Normal Retirement Age"), Mr. Van Stekelenburg is entitled under the CEO SERP to an annual retirement benefit for life equal to sixty percent of his final average earnings, reduced by the actuarial equivalent of any benefits he is entitled to receive under the Pension Plan (the "CEO's Other Benefits"). Mr. Van Stekelenburg is not a participant in the Restoration Plan. Final average earnings are defined as Mr. Van Stekelenburg's average annual base compensation plus bonus during the three year period preceding termination of employment. If Mr. Van Stekelenburg retires prior to the CEO's Normal Retirement Age but at or after age fifty-five, he is entitled to an early retirement benefit equal to the sixty percent benefit payable at the CEO's Normal Retirement Age (as reduced by the CEO's Other Benefits), reduced by six percent for each year that the date of commencement of benefits precedes the CEO's Normal Retirement Age. In all cases, the retirement benefits payable to Mr. Van Stekelenburg will be reduced by the amount of retirement benefits paid to him under Social Security.

    Mr. Van Stekelenburg became fully vested in the CEO SERP upon completing five years of service. As a result, if Mr. Van Stekelenburg terminates prior to age fifty-five, he will be entitled to an annual retirement benefit for life payable commencing at age fifty-five which is equal to the actuarial equivalent of the sixty percent benefit payable at the CEO's Normal Retirement Age (as reduced by the CEO's Other Benefits). The retirement benefit will be reduced by the amount of retirement benefits paid to him under Social Security.

    If Mr. Van Stekelenburg dies prior to his termination of employment, his surviving spouse is entitled, if he has been married to such spouse for at least one year prior to death, to an annual survivor benefit for life equal to sixty percent of the benefit to which he would have been entitled had he then retired (but without reduction by the benefits the executive would have been entitled to receive under the Pension Plan), reduced by the survivor benefits paid under the Pension Plan. If Mr. Van Stekelenburg dies after the commencement of benefits under the CEO SERP, his surviving spouse, if he has been married to such spouse for at least one year prior to his death, is entitled to an annual survivor benefit equal to sixty percent of the benefit actually then being paid to him, adjusted in a manner similar to that described above to take into account the survivor benefits paid under the Pension Plan.

    If Mr. Van Stekelenburg becomes disabled with less than ten years of service, he is entitled to an annual disability benefit for life equal to thirty percent of his final average earnings, reduced by the CEO's Other Benefits. If Mr. Van Stekelenburg becomes disabled with ten or more years of service, he is entitled to a disability benefit calculated by (A) multiplying his final average earnings by a percentage that equals his years of service times three percent (but in no event more than sixty percent), and (B) subtracting therefrom an amount equal to the CEO's Other Benefits. Disability benefits shall commence after the end of the salary continuation period under the Company's non-insured salary continuation plan, are reduced by the amount of retirement benefits paid under Social Security, and are not subject to the six percent annual early payment reduction.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

    EMPLOYMENT AGREEMENTS AND RELATED MATTERS. The Company is a party to an amended and restated employment agreement dated February 2, 1996, as amended on June 9, 1997, with Mark Van Stekelenburg (the "Van Stekelenburg Employment Agreement"). The Van Stekelenburg Employment Agreement provides for a minimum annual base salary, which is currently $500,000, for a five-year term which began on February 2, 1996 (with automatic one-year renewals commencing at the end of the fifth year unless either party gives advance notice to the contrary), with a guaranteed minimum bonus of 50% of annual base salary for the Company's 1997 fiscal year and 25% of annual base salary for the Company's 1998 fiscal year. Mr. Van Stekelenburg's annual bonus opportunity under the Company's existing senior management incentive plan is 150% of his base salary. The Van Stekelenburg Employment Agreement provides term life insurance of not less than $1,000,000 and a corresponding tax reimbursement. If Mr. Van Stekelenburg's employment is involuntarily terminated without "cause" during the term of the Van Stekelenburg Employment Agreement, he will receive termination payments for the greater of two years or the remaining term of such Employment Agreement. Termination benefits include salary and welfare benefit continuation, bonus (equal to the average amount of his incentive bonus during the three years preceding termination), immediate exercisability of any outstanding stock options, the lapse of any restrictions on other equity awards, and if termination occurs before July 20, 1999, two additional years of service credit for the CEO SERP (as defined in "--Retirement Benefits." Termination payments will be offset by any severance payments (other than tax reimbursements) made under Mr. Van Stekelenburg's change in control agreement. See "--Change in Control Agreements and Golden Parachute Tax Exemption." If the Merger is approved by Rykoff-Sexton's stockholders, Mr. Van Stekelenburg's unvested stock options covering 62,500 shares of Common Stock will vest according to their terms and restrictions on his 137,821 shares of Common Stock that are the subject of other equity awards will lapse according to their terms. No payment will be made to Mr. Van Stekelenburg under the Van Stekelenburg Employment Agreement as a result of the Merger with respect to salary and bonus because amounts being paid under his change in control agreement completely offset these payments. See "--Change in Control Agreements and Golden Parachute Tax Exemption."

    The Company also has obligations under employment agreements with David F. McAnally, Former Senior Vice President and Chief Financial Officer, and Harold
E. Feather, Executive Vice President, Strategic Planning.

    The Company's employment agreement with Mr. McAnally generally parallels the Van Stekelenburg Employment Agreement. Mr. McAnally's employment agreement provides an annual base salary, most recently $205,000, for a two year term commencing on May 17, 1996, with a guaranteed minimum bonus of 50% of annual base salary for the Company's 1997 fiscal year and 25% of annual base salary for the Company's 1998 fiscal year. In the event that Mr. McAnally is involuntarily terminated by the Company without "cause" during the term of his employment agreement, he will receive termination payments for the greater of one year or the period remaining in the term. Termination benefits for Mr. McAnally include salary and welfare benefit continuation, bonus (equal to the average amount of his incentive bonus during the three years preceding termination), immediate exercisability of any outstanding stock options, and the lapse of certain specified restrictions on other equity awards. Mr. McAnally's employment was terminated pursuant to his employment agreement effective September 2, 1997. Pursuant to the terms of Mr. McAnally's employment agreement, Mr. McAnally currently is receiving $30,521 per month, which will cease to be payable upon the earlier to occur of September 2, 1998 or the date, if any, when amounts are paid under his change-in-control agreement. In addition, upon termination of Mr. McAnally's employment, unvested stock options covering 21,899 shares of Common Stock vested and the restrictions on 56,000 shares of Common Stock that are the subject of other equity awards will lapse upon shareholder approval of the Merger. See "--Change in Control Agreements and Golden Parachute Tax Exemption."

    The employment agreement with Mr. Feather became effective June 20, 1994 and provides that Mr. Feather will be paid a minimum annual base salary, which is currently $290,000, and an annual car allowance (currently $9,000), through December 31, 1998 (after which time, either Mr. Feather or the Company may terminate his employment at any time with or without cause and with or without notice). Mr. Feather's employment agreement permits him to participate in the Company's employee benefit, stock option, and incentive plans, subject to the terms of such plans. If Mr. Feather is terminated by the Company for any reason other than Mr. Feather's death, disability, or for cause (as defined), Mr. Feather will receive termination payments equal to his continued base salary through December 31, 1998, provided that Mr. Feather does not directly or indirectly compete with the Company. Any payments made pursuant to Mr. Feather's change in control agreement will reduce, dollar for dollar, the amount of the termination payments made pursuant to Mr. Feather's employment agreement. If termination payments were to become due to Mr. Feather under both his employment agreement and his change in control agreement it is anticipated that any amounts paid under his change in control agreement would completely offset any amounts payable under his employment agreement. See "--Change in Control Agreements and Golden Parachute Tax Exemption."

    CHANGE IN CONTROL AGREEMENTS AND GOLDEN PARACHUTE TAX EXEMPTION. The Company is a party to a third amended and restated change in control agreement with Mr. Van Stekelenburg, second amended and restated change in control agreements with Mr. Feather and certain other executive officers and a change in control agreement with Mr. McAnally (each dated June 10, 1997, and collectively referred to as the "change in control agreements"). Prior to a "change in control", each of the change in control agreements provides for a base term ending on December 31, 1999, with automatic one-year renewals unless the Company gives advance notice to the contrary. Each of the change in control agreements provides for the payment of specified benefits under the circumstances described below after the occurrence of a "change in control." In general, a "change in control" is deemed to occur under these agreements if: (1) any person becomes the beneficial owner of 25% or more of the combined voting power of the Company's outstanding securities, (2) the membership of the Company's Board of Directors changes within any 12-month period, with the result that the incumbent members thereof do not constitute a majority of the Board of Directors of the Company, (3) a reorganization, merger, or consolidation of the Company is consummated or all or substantially all of the assets of the Company are sold (each a "Business Combination"), unless, in each case, immediately following such Business Combination, (a) all or substantially all of the beneficial owners of the voting stock of the Company ("Voting Securities") immediately prior to the Business Combination beneficially own, directly or indirectly, more than two-thirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Securities of the entity resulting from such Business Combination (including, without limitation, an entity which, as a result of such transaction, owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to such Business Combination, of the Voting Securities of the Company, (b) no person (other than an "Excluded Person", the Company, an entity resulting from a Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any subsidiary or such entity resulting from such Business Combination) beneficially owns (directly or indirectly) 25% or more of the then outstanding Voting Securities of the entity resulting from the Business Combination, (c) at least a majority of the Board of Directors of the entity resulting from the Business Combination were members of the Board of Directors of the Company at the time of the execution of the initial agreement and board approval relating to the Business Combination, and (d) the Chief Executive Officer of the Company immediately prior to the commencement of discussions with the third party that results in the Business Combination remains the Chief Executive Officer of the Company and the entity resulting from such Business Combination (unless such Chief Executive Officer ceases to constitute such as a result of death, disability, termination for "cause" (as defined in the Chief Executive Officer's employment agreement), or voluntary termination of such Chief Executive Officer under circumstances not deemed to be an "involuntary termination" (as defined in the Chief Executive Officer's employment agreement)) for at least twelve months after the consummation of the Business Combination, or (4) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company (except pursuant to a Business Combination described in (a), (b), (c), and (d) of this sentence). For purposes of the change in control agreements, the term "Excluded Person" means (1) the ML Entities, so long as the Standstill Agreement continues to be in effect and the ML Entities are in compliance with the terms of the Standstill Agreement, or (2) any person who acquires Voting Securities from an ML Entity if (a) such Voting Securities were acquired by an ML Entity pursuant to the US Foodservice Merger, and (b) prior to such acquisition by such other person, a majority of the Board of Directors of the Company, other than directors nominated by, or affiliated or associated with, the ML Entities, has determined in good faith that such transaction does not constitute a "change in control" for purposes of the change in control agreements. For purposes of the change in control agreements, the consummation of the Merger will constitute a "change in control."

    If a "change in control" occurs, the change in control agreements (other than Mr. Van Stekelenburg's) will provide an executive with an amount equal to
2.99 times the sum of his base salary plus the amount that would otherwise be earned under any executive compensation plan (assuming all amounts that could be earned were earned) if, within two years subsequent to the "change in control", the executive's employment is involuntarily terminated by the Company other than for death, disability or "cause" (defined generally as the executive's willful and continued failure to substantially perform his duties, after specific demand for substantial performance has been made by the Company, or the executive's willful engagement in misconduct that is materially injurious to the Company) or if the executive terminates his employment for "good reason" (defined as (1) certain changes to the executive's duties, titles, offices or positions, (2) a salary reduction or a failure to increase salary by certain amounts, (3) failure to maintain, or certain adverse effects on the executive's participation in, certain benefit, incentive or stock option plans, (4) a relocation subsequent to a "change in control" of the Company's principal executive offices to a location more than 40 miles from the location of such principal executive offices immediately prior to the "change in control", provided that such relocation will have no effect under the executive's change in control agreement unless prior to the "change in control", the executive performed the executive's duties at such principal offices; or the executive's relocation to any place other than the location at which the executive performed the executive's duties prior to a "change in control", except for required travel by the executive on the Company's business to an extent substantially consistent with the executive's business travel obligations at the time of a "change in control", (5) a reduction in the executive's vacation days, (6) a material breach of, or failure by a successor or assign of the Company to assume, the executive's change in control agreement, or (7) a purported termination of the executive's employment that is not implemented in accordance with the terms of the executive's change in control agreement). Additionally, if a "change in control" occurs and the executive's employment with the Company is terminated by the Company or the executive terminates his employment for "good reason" prior to the date on which the "change in control" occurs, such termination will be deemed to be a termination of employment after a "change in control" for purposes of the change in control agreement if the executive can reasonably demonstrate that such termination (1) was at the request of a third party who took steps reasonably calculated to effect a "change in control," or (2) otherwise arose in connection with or in anticipation of a "change in control." The consummation of the Merger will constitute a "change in control" of the Company.

    Pursuant to Mr. Van Stekelenburg's change in control agreement, Mr. Van Stekelenburg will receive an amount equal to 2.99 times the sum of his base salary plus the amount that would otherwise be earned under any executive compensation plan (assuming all such amounts had been earned) if within two years subsequent to the "change in control", his employment is terminated by the Company for any reason or no reason (other than death) or if Mr. Van Stekelenburg elects to terminate his employment for any or no reason. Termination benefits for each of the executives who is a party to a change in control agreement also include outplacement expense reimbursement and welfare benefit continuation for two years after the executive's termination of employment.

    Mr. Van Stekelenburg will receive $2,616,250 and 62,168 shares of Common Stock at or prior to the effective time of the Merger in payment of amounts owing under his change in control agreements. If the Merger is consummated by September 2, 1998, Mr. McAnally will receive $919,425 and 21,041 shares of Common Stock at or prior to the effective time of the Merger in payment of amounts owing under his change in control agreement. If the employment of Mr. Feather is terminated under circumstances giving rise to benefits under his change in control agreement, it is anticipated, based on current compensation levels, that Mr. Feather would receive $1,300,650 and 29,012 shares of Common Stock. Mr. Feather is expected to become an executive officer of JP Foodservice as of the effective time of the Merger and he will not receive benefits under his change in control agreement unless his employment is terminated under circumstances described above. Any shares of Common Stock to be received by such executive officers in payment of amounts owing under their change in control agreements will be converted into the right to receive or will be paid directly as shares of JP Foodservice Common Stock at the Exchange Ratio at the effective time of the Merger.

    The change in control agreements with Messrs. Van Stekelenburg and Feather also provide for payment of an amount necessary to restore any benefit diminution if the 20% excise tax imposed under Section 4999 of the Code is applicable to payments made or benefits provided under their agreements.

    SEVERANCE AGREEMENTS. As of February 2, 1996, the Company entered into individual severance agreements with Mr. Feather and certain other executive officers (the "Severance Agreements"). The individual Severance Agreements provide for termination benefits if an executive is involuntarily terminated by the Company other than for death, disability or "cause", or terminates employment voluntarily after a reduction in pay (other than a general reduction), or notice of the non-renewal of the agreement, during the Severance Agreement's three-year term. These Severance Agreements also provide for automatic one-year renewals unless either party gives advance notice to the contrary. "Cause" under the

Severance Agreements is defined as a failure by the executive consistently to meet applicable performance appraisal standards; an intentional act of fraud, embezzlement or theft; intentional wrongful damage to the Company's property; intentional misconduct that is materially injurious to the Company; or a breach of the confidentiality/nonsolicitation provisions of the Severance Agreement. Termination benefits include salary and welfare benefit continuation for two years, bonus (based on actual performance results during the applicable performance period and calculated as though the executive had remained employed throughout the period, but prorated to reflect the period of actual service), full vesting in any stock options and in each individual's SERP and crediting of benefits under the Company's Deferred Compensation Plan at a "preferred" rate. Termination payments will be offset by any payments made under an individual executive's employment agreement or change in control agreement. If payments were to become due to Mr. Feather under both his severance and change in control agreements, it is anticipated that any amounts paid under his change in control agreement under those circumstances would offset completely any termination benefits in respect of salary, bonus or welfare continuation under his severance agreement.

    DEFERRED COMPENSATION PLAN AND MASTER TRUST AGREEMENT. The Company's Deferred Compensation Plan permits specified Company executives and members of the Company's Board of Directors to elect to defer portions of annual base salary, annual bonus and/or directors' fees. The minimum deferral for any year is $2,000 of base salary, bonus or fees, and the maximum annual deferral is 50% of annual base salary and 100% of each of annual bonus and director's fees. Interest is credited to an individual's account on the amount deferred at specified rates. A higher interest rate is generally applied for payments due to death, disability or retirement after age 62 (or for employees only, after age 55 with five years service), or for payments made to a participant with at least five years of participation in the Plan. The higher interest rate is also applied after a "change in control" occurs. The Master Trust Agreement for Executive Deferral Plans provides a means of securing payment for various of the Company's deferred compensation plans for executives, including the Deferred Compensation Plan and the SERPs. Certain provisions of the Master Trust Agreement take effect only after a "change in control" occurs. On June 9, 1997, the Company amended the Deferred Compensation Plan and the Master Trust Agreement to conform the definition of "change in control" under both documents to the definition set forth in the change in control agreements. See "--Change in Control Agreements and Golden Parachute Tax Exemption."

    For purposes of the Deferred Compensation Plan and the Master Trust Agreement, the consummation of the Merger will constitute a "change in control." At or prior to the effective time of the Merger, the Company may transfer funds to the trust established pursuant to the Master Trust Agreement in an amount sufficient to provide for all obligations secured by the trust and accrued through the Effective Time and for the fees and expenses of the trust.

AGREEMENTS WITH MESSRS. BEVEVINO AND MCMULLEN

    In July 1997, Frank H. Bevevino resigned as President of the Company and Thomas G. McMullen resigned as Executive Vice President of the Company. Pursuant to release and settlement agreements with each of Messrs. Bevevino and McMullen (each an "Agreement" and together, the "Agreements"), the Company agreed to pay
(a) Mr. Bevevino $600,000 per year until May 2001 and (b) Mr. McMullen a one-time payment of $350,000 plus $175,000 per year until July 2000. The Agreements provide for various other benefits, including the continuance of all welfare plan benefits and perquisites until the earlier to occur of (i) May 2001 for Mr. Bevevino and July 2000 for Mr. McMullen, or (ii) the date upon which such former executive becomes eligible to be covered by similar benefit plans of another employer. Pursuant to the Agreements, all unvested options to purchase Common Stock held by the former executives became immediately exercisable upon their resignation and all restricted unvested shares held by Mr. Bevevino vested in full upon his resignation. The Agreements provide for the forgiveness of certain promissory notes (and accrued interest thereon) which have a current balance of $275,000 and $300,000 for Messrs. Bevevino and McMullen respectively (collectively, the "Notes") issued by the former executives to the Company, if Messrs. Bevevino and McMullen individually comply with the non-competition, non-solicitation and confidentiality provisions (described below) of the applicable Agreement. In connection with the agreements, the company has entered into employment agreements with two of Mr. Bevevino's sons and his son-in-law providing for continued base salary and benefits for a period of one year upon a non-cause/good reason termination and agreed to contribute at least $100,000 annually, in each year from 1997 through 2001, to a specified charitable foundation.

    In return for such payments and benefits, each of Messrs. Bevevino and McMullen have agreed: (a) during the Restricted Period (as defined below), (i) not to own, manage, operate, join or control a competitive business, (ii) not to solicit from any customer of the Company any orders for products sold by the Company during the three-year period preceding his resignation, (iii) not to solicit for employment or hire any person (other than as specified) who was an employee of the Company at any time during the three-month period preceding the former executives' resignations, and (iv) to maintain the confidentiality of confidential or proprietary information concerning the Company or its business, suppliers and customers and (b) to waive any benefits that would otherwise be payable to them under their respective employment agreement, change in control agreement or any other agreement with the Company. The "Restricted Period" is defined as (i) for Mr. Bevevino, the period from the date of his resignation until May 2001, and (ii) for Mr. McMullen, the period from the date of execution of his Agreement until July 2000. Mr. McMullen has also agreed to provide certain consulting services to the Company. Each of the Agreements contains mutual releases of certain claims, liabilities or causes of action that one party may have against the other party.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1997, the Management Development -- Compensation and Stock Option Committee (the "Committee") was comprised of the following individuals:
Richard Fink, Jan W. Jeurgens, James P. Miscoll and Bernard Sweet. There were no "interlocks" with other companies within the meaning of the SEC disclosure rules.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth all persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of August 31, 1997:

                                                                                 SHARES
                                                                              BENEFICIALLY    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                            OWNED (1)        CLASS
---------------------------------------------------------------------------  ---------------  -----------
ML Entities................................................................     10,076,004(2)      35.7%
c/o Merrill Lynch Capital Partners, Inc.
  225 Liberty Street
  New York, New York 10080

------------------------

(1) Based upon the most recent Schedule 13D or 13G on file with the Securities and Exchange Commission (the "SEC").

(2) The ML Entities consist of the following entities, each of which beneficially own the percentage of outstanding Common Stock indicated after its name: Merrill Lynch Capital Appreciation Partnership No. B-XVIII, L.P. (15.74%), ML Offshore LBO Partnership No. B-XVIII (7.92%), ML IBK Positions, Inc. (5.20%), MLCP Associates L.P. No. II (*), MLCP Associates L.P. No. IV (*), Merrill Lynch KECALP L.P. 1994 (*), Merrill Lynch KECALP L.P. 1991 (*), Merrill Lynch Capital Appreciation Partnership No. XIII, L.P. (5.85%), ML Offshore LBO Partnership No. XIII, L.P. (*), ML Employees LBO Partnership No. I, L.P. (*), Merrill Lynch KECALP L.P. 1987 (*) and Merchant Banking L.P. No. II (*). The ML Entities are affiliates of ML & Co. and ML & Co. disclaims beneficial ownership of all such shares for all purposes. * Less than 1%.

    The following table sets forth beneficial ownership of Common Stock as of August 31, 1997 for each director of the Company, each of the Named Executive Officers and all directors and executive officers as a group. Unless otherwise stated and subject to applicable community property laws, each beneficial owner has sole voting and investment powers with respect to the shares shown.

                                                                            SHARES
                                                                         BENEFICIALLY    PERCENT
NAME                                                                      OWNED (1)     OF CLASS
-----------------------------------------------------------------------  ------------  -----------
Mark Van Stekelenburg..................................................       376,008(2)        1.3%
Frank H. Bevevino......................................................       448,119(3)        1.6
Matthias B. Bowman.....................................................     8,578,803(4)       30.4
Albert J. Fitzgibbons, III.............................................     8,221,178(5)       29.1
Harold E. Feather......................................................       130,882(6)          *
Richard Fink...........................................................           500(7)          *
Jan W. Jeurgens........................................................         3,628(8)          *
Sunil C. Khanna........................................................             0           0
James I. Maslon........................................................       348,150(9)        1.2
David F. McAnally......................................................        66,534 10)          *
Thomas G. McMullen.....................................................       140,246 11)          *
James P. Miscoll.......................................................        13,250 12)          *
Neil I. Sell...........................................................        17,817 13)          *
Bernard Sweet..........................................................        21,074 14)          *
Robert W. Williamson...................................................             0           0
All Named Executive Officers, directors and other executive officers as
  a group (twenty persons).............................................    18,609,234       (15       64.0%

------------------------

*   Less than 1%.

(1) Except as otherwise noted, all persons have sole voting and investment power with respect to their shares.

(2) Includes options exercisable within 60 days to purchase 333,125 shares of Common Stock. Also includes 62 shares owned by one of his children.

(3) Includes 135,578 shares held by a limited partnership the partners of which are trusts of which Mr. Bevevino is trustee and includes options exercisable within 60 days to purchase 107,562 shares of Common Stock.

(4) Mr. Bowman is a director of MLCP, the ultimate general partner of certain of the ML Entities, and thus, under the rules and regulations of the SEC may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by such ML Entities. Accordingly, such shares are included in the table as beneficially owned by Mr. Bowman and for directors and officers as a group. Except with respect to 50,000 shares which he owns directly, Mr. Bowman disclaims beneficial ownership of all other shares.

(5) Mr. Fitzgibbons is a limited partner of certain of the ML Entities, and thus, under the rules and regulations of the SEC may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by such ML Entities. Accordingly, such shares are included in the table as beneficially owned by Mr. Fitzgibbons and for directors and officers as a group. Except with respect to 10,000 shares which he owns directly, Mr. Fitzgibbons disclaims beneficial ownership of all other shares.

(6) Includes options exercisable within 60 days to purchase 108,125 shares of Common Stock.

(7) Includes 500 shares owned by his spouse.

(8) Includes options exercisable within 60 days to purchase 2,000 shares of Common Stock.

(9) Includes 13,569 shares held of record by Mr. Maslon as trustee for his children, 203,460 shares held of record by Mr. Maslon as co-trustee for his mother and 125 shares owned by his spouse. Includes options exercisable within 60 days to purchase 10,750 shares of Common Stock.

(10) Includes options exercisable within 60 days to purchase 26,461 shares of Common Stock.

(11) Includes options exercisable within 60 days to purchase 32,624 shares of Common Stock.

(12) Includes options exercisable within 60 days to purchase 10,750 shares of Common Stock.

(13) Includes options exercisable within 60 days to purchase 10,750 shares of Common Stock.

(14) Includes 1,406 shares owned by his spouse. Includes options exercisable within 60 days to purchase 10,750 shares of Common Stock.

(15) Includes options exercisable within 60 days to purchase an aggregate of 829,973 shares of Common Stock.

    The information contained in the foregoing footnotes is for explanatory purposes only and each of the persons named therein disclaims beneficial ownership of shares designated as beneficially owned by or held in trust for any other person, including family members.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

US FOODSERVICE INC. LOAN FORGIVENESS

    Pursuant to the Company's acquisition of US Foodservice, the Company forgave an aggregate of $4.9 million of previously outstanding loans made by US Foodservice to certain key employees, including $650,329, $702,725, $158,712 and $270,000 owing by Messrs. Frank H. Bevevino (the former President of the Company), Thomas G. McMullen (the former Executive Vice President of the Company), David F. McAnally (the former Senior Vice President and Chief Financial Officer of the Company) and Kenneth B. Kozel (the Vice President and Treasurer of the Company), respectively, and $912,268 and $841,521 owing by Messrs. John R. and Thomas J. Bevevino, respectively, sons of Mr. Frank Bevevino, to enable them to purchase shares of US Foodservice Common Stock. Such loans were forgiven, subject to each employee's agreement that the shares of Common Stock issued in connection with the US Foodservice Merger would not be sold for a period of one year from the effective time of the US Foodservice Merger or such earlier date on which such individual ceased to be an employee of the Company and its subsidiaries due to resignation, retirement or termination. In connection with such loan forgiveness, the Company extended loans to various US Foodservice employees, including the following persons in the amounts indicated, to cover the federal and state income tax due from such employees as a result of such loan forgiveness: Frank Bevevino, $216,429.48; Thomas McMullen, $233,866.85; David McAnally, $52,819.46; Kenneth Kozel, $100,858.04; John
Bevevino, $270,710.84; and Thomas Bevevino, $282,262.48. Such loans bear interest at 6% per annum. David McAnally, Kenneth Kozel and Thomas and John Bevevino's loans had been repaid as of August 15, 1997 and the amounts set forth in the preceding sentence represent the largest aggregate amount of indebtedness outstanding during fiscal 1997 under each such loan and the amounts outstanding under Messrs. Frank Bevevino and Thomas McMullen's loans as of August 31, 1997. Frank Bevevino and Thomas McMullen's tax forgiveness loans may be forgiven. See "Executive Compensation--Agreements with Messrs. Bevevino and McMullen Agreements."

REDEMPTION AND PURCHASE OF PREFERRED STOCK

    It was a condition precedent to the Company's acquisition of US Foodservice that all shares of US Foodservice's previously outstanding $15 Cumulative Redeemable Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") be purchased by the Company. The redemption of the Exchangeable

Preferred Stock pursuant to the merger agreement governing the US Foodservice Merger was deemed to have occurred immediately prior to the effective time of the US Foodservice Merger. ML IBK Positions, Inc. and Merchant Banking L.P. No. IV, each of which is an affiliate of Merrill Lynch, previously held all of the issued and outstanding shares of Exchangeable Preferred Stock, and in connection therewith, received a total of approximately $24.4 million (representing approximately $16.8 million in redemption price plus approximately $7.6 million in accrued but unpaid dividends) plus accrued interest at the rate of 15% per annum from October 15, 1995 to the date of redemption. Such interest totaled approximately $2.2 million as of May 17, 1996, resulting in a total redemption price on such date of approximately $26.6 million.

REGISTRATION RIGHTS

    In connection with the Company's acquisition of US Foodservice, the Company entered into a Registration Rights Agreement, which provides for certain rights to the ML Entities, Frank H. Bevevino and the other stockholders named therein (collectively, the "Holders") with respect to the Common Stock owned by them (the "Registrable Securities"). Under the Registration Rights Agreement, the ML Entities may make a written demand of the Company to effect the registration of all or part of the ML Entities' Registrable Securities. The Company will not be required to take any action if, among other things, (1) four demand registrations have been previously effected or (2) the Registrable Securities requested to be registered have a then current market value of less than $50 million, unless such demand is for registration of all remaining Registrable Securities held by the ML Entities. The Company will be required to file the Registration Statement within 30 business days of exercise of any demand right, but will not be required to effect a registration during certain "blackout periods" during which the Company has determined in good faith that such registration (1) could materially impair or delay a pending transaction (up to 180 days) or (2) would require disclosure of confidential information (up to 90 days). Additionally, if the Company seeks to register, in a proposed public offering for its own account or for the account of any holder of Common Stock (other than pursuant to a Registration Statement on Form S-4 or Form S-8 or any successor form under the Securities Act, or filed in connection with an exchange offer or an offering of securities solely to existing stockholders or employees of the Company) any Common Stock while the Registration Rights Agreement is in effect, the Holders will have the right to request that the Company include any or all of their Registrable Securities in the proposed offering. Each Holder will pay all underwriting discounts, commissions, transfer taxes and documentary stamp taxes related to the Registrable Securities offered for sale by such Holder as well as the fees and disbursements of its counsel (other than counsel representing the Holders as a group). All other fees and expenses in connection with the registration of Registrable Securities, including those of counsel representing the Holders as a group, will be borne by the Company. The Company has agreed to indemnify the Holders and the prospective underwriters of registrations of Registrable Securities for liabilities for material misstatements and omissions, other than any material misstatements or omissions based on information provided by the Holders, included in the Registration Statement. Likewise, each Holder has agreed to indemnify the Company, all other Holders or any underwriter for liabilities for material misstatements and omissions made in the Registration Statement in reliance on information provided to the Company by such Holders, subject to certain limitations. To the extent that indemnification from an indemnifying party is unavailable, contribution will also be available, with certain limitations, to any of the above parties in relation to relative fault.

REAL ESTATE MATTERS

    On February 28, 1996, US Foodservice entered into a twelve-year lease (which lease commenced on July 27, 1996) for approximately 25,000 square feet of office space located in Plains Township, Pennsylvania. The lease provides for a base rental rate of $12.50 per square foot, subject to certain increases, plus payment of the tenant's pro rata share of building expenses, including utilities, real estate taxes and insurance. Effective July 1, 1997, the US Foodservice lease was amended to cover an additional 2,653 square feet of office space. In addition, the Company entered into a twelve-year lease on substantially identical terms and conditions as the US Foodservice lease for approximately 3,634 square feet of office space in the same building. The owner and lessor of the office building is Paul-Francis Realty, L.P., a Pennsylvania limited partnership whose principals include entities controlled by Paul S. Siegel and Frank H. Bevevino. From July 27, 1996 through June 28, 1997, the Company paid Paul-Francis Realty, L.P. $559,936 in rent for this space. The Company expects to pay Paul-Francis Realty, L.P. approximately $700,000 in rent for the space during fiscal 1998.

OTHER MANAGEMENT INDEBTEDNESS

    During fiscal 1997, Mr. Mark Van Stekelenburg, Chairman of the Board, President and Chief Executive Officer of the Company, was indebted to the Company in the amount of $350,000 in connection with an interest-free, secured demand loan made to Mr. Van Stekelenburg in connection with the purchase of a residence following the Company's relocation to Illinois in 1995 (the "1995 Loan"). The largest aggregate amount of indebtedness outstanding during fiscal 1997 was $350,000, which also is the amount of such indebtedness that was outstanding as of August 31, 1997. The 1995 Loan is evidenced by a secured, non-interest bearing demand promissory note. In addition, during 1997, Mr. Christopher Mellon, Vice President and Controller of the Company, was indebted to the Company in the amount of $210,000 in connection with a loan made to Mr. Mellon, the proceeds of which were used to exercise an option to purchase shares of his previous employer's common stock. The largest aggregate amount of Mr. Mellon's indebtedness during 1997 was $210,000, which is also the amount of such indebtedness that was outstanding as of August 31, 1997. Mr. Mellon's loan bears interest at 9% per annum.

LEGAL SERVICES

    The law firm of Maslon Edelman Borman & Brand, L.L.P., of which Mr. Neil I. Sell is a partner, provided legal services to the Company during fiscal 1997.

INVESTMENT BANKING

    The Company retained Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") to act as one of the Company's financial advisors in connection with the Merger with JP Foodservice. Pursuant to a letter agreement dated April 15, 1997, among the Company, MLPF&S and Wasserstein Perella & Co., Inc. ("Wasserstein Perella" and, together with MLPF&S, the "Investment Bankers"), the Company agreed to pay the Investment Bankers (such fee to be divided equally between MLPF&S and Wasserstein Perella) 0.52% of the implied transaction value of the Merger minus the amount paid to the Investment Bankers pursuant to the succeeding sentence. In addition, if in certain circumstances, the Company is entitled to a break-up or similar fee or payment or obtains any profit resulting from any option on any shares of JP Foodservice, the Investment Bankers shall be entitled to 20% of the excess (if any) of such fees, payments and profits over the Company's direct out-of-pocket expenses incurred in connection with the business combination giving rise to such fees, payments or profits, subject to a cap of the maximum amount that would have been payable to the Investment Bankers had the Merger been consummated. The Company has also agreed to reimburse the Investment Bankers for their reasonable out-of-pocket expenses, including the reasonable fees and disbursements of their legal counsel, and to indemnify the Investment Bankers and certain related persons for certain liabilities related to or arising out of their engagement, including certain liabilities under the Federal securities laws.

    MLPF&S is an affiliate of the ML Entities, which collectively own 36.4% of the Common Stock. Each of Messrs. Bowman, Fitzgibbons, Khanna and Williamson are affiliates of the ML Entities and were appointed to the Board of Directors pursuant to the Standstill Agreement. See "Directors and Executive Officers of the Company."

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1)  See Index to Financial Statements on Page F-1.

      (2)  See Index to Financial Statements on Page F-1.

      (3)  The following exhibits, as required by Item 601 of Regulation S-K, are filed as part of this report:

               2.1.1  Agreement and Plan of Merger, dated as of June 30, 1997, by and among JP Foodservice, Inc., Hudson Acquisition Corp. and
                      Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton,
                      Inc.'s Current Report on Form 8-K dated June 30, 1997 (the "June
                      1997 8-K"))

               2.1.2  Amendment No. 1 to Agreement and Plan of Merger, dated as of
                      September 3, 1997, by and among Rykoff-Sexton, Inc., JP
                      Foodservice, Inc. and Hudson Acquisition Corp. (incorporated by reference from Rykoff-Sexton's Current Report on Form 8-K dated
                      September 3, 1997) (the "September 1997 8-K")

               2.1.3  Stock Option Agreement, dated as of June 30, 1997, between JP
                      Foodservice, Inc. and Rykoff-Sexton, Inc. (incorporated by reference from the June 1997 8-K)

               2.1.4  Stock Option Agreement, dated as of June 30, 1997, between Rykoff-
                      Sexton, Inc. and JP Foodservice, Inc. (incorporated by reference from the June 1997 8-K)

               2.1.5  Amended and Restated Support Agreement, dated as of June 30, 1997, by and between JP Foodservice, Inc., on the one hand, and those stockholders of Rykoff-Sexton, Inc. set forth on the signature pages thereto, and acknowledged by Rykoff-Sexton, Inc.
                      (incorporated by reference from the September 1997 8-K)

                 3.1  Restated Certificate of Incorporation of Rykoff-Sexton, Inc.

                 3.2  Amended and Restated By-Laws of Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on
                      Form S-4 (the "S-4"), as filed with the Commission on April 2,
                      1996, Registration No. 333-02715)

                 4.1  Specimen of Certificate representing Rykoff-Sexton, Inc. Common
                      Stock, $.10 par value (incorporated by reference from the Form S-4)

                 4.2  Indenture, dated as of November 1, 1993, between Rykoff-Sexton,
                      Inc. and Norwest Bank Minnesota, N.A., as trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-Q for the quarter ended October 30, 1993)

               4.3.1  Amended and Restated Rights Agreement, dated as of May 15, 1996, by
                      Rykoff-Sexton, Inc. and Chemical Bank (incorporated by reference from Rykoff-Sexton's Report on Form 10-K for the fiscal year ended
                      April 27, 1996 (the "1996 10-K"))

               4.3.2  Amendment to Rights Agreement, dated as of June 30, 1997, by
                      Rykoff-Sexton, Inc. and Chase Mellon Shareholder Services, L.L.C.
                      as successor in interest to Chemical Bank (incorporated by reference from the June 1997 8-K)

                 4.4  Form of Common Stock Purchase Warrant expiring September 30, 2005
                      (incorporated by reference from the S-4)

                 4.5  Credit Agreement dated as of May 17, 1996 among Rykoff-Sexton,
                      Inc., Bank of America National Trust and Savings Association, as
                      Administrative Agent, The Chase Manhattan Bank, N.A., as
                      Documentation Agent, BA Securities, Inc., as Co-Arranger, Chase
                      Securities, Inc., as Co-Arranger and the Other Financial
                      Institutions Party Thereto (incorporated by reference from Rykoff-
                      Sexton, Inc.'s Report on Form 8-K dated May 16, 1996)

              10.1.1  1980 Stock Option Plan (incorporated by reference from Rykoff-
                      Sexton, Inc.'s Report on Form 10-K for the fiscal year ended May 1,
                      1993, as amended (the "1993 10-K"))*

              10.1.2  Form of Incentive Stock Option Agreement (incorporated by reference from the S-4)*

              10.2.1  1988 Stock Option and Compensation Plan, as amended on September
                      13, 1991 (incorporated by reference from the 1993 10-K)*

              10.2.2  Form of Restricted Stock Agreement (incorporated by reference from the 1993 10-K)*

              10.2.3  Form of Non-Qualified Stock Option Agreement (incorporated by reference from the 1993 10-K)*

              10.2.4  Form of Converging Non-Qualified Stock Option Agreement
                      (incorporated by reference from the 1993 10-K)*

              10.2.5  Form of Performance Share Plan Agreement (incorporated by reference from the S-4)*

              10.2.6 Form of Performance Share Award Agreement (incorporated by reference from the 1996 10-K)*

              10.3.1  Rykoff-Sexton, Inc. 1989 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended April 28, 1990, Commission File No. 0-7380 (the
                      "1990 10-K"))*

              10.3.2  Form of Non-Qualified Stock Option Agreement (incorporated by reference from the S-4)*

              10.4.1  Rykoff-Sexton, Inc. 1993 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Report on Form 10-Q for the quarter ended October 30, 1993)*

              10.4.2  First Amendment to the Rykoff-Sexton, Inc. 1993 Director Stock
                      Option Plan (incorporated by reference from the S-4)*

              10.4.3  Form of Non-Qualified Stock Option Agreement (incorporated by reference from the S-4)*

                10.5  1995 Key Employees Stock Option and Compensation Plan (incorporated by reference from the S-4)*

                10.6  Rykoff-Sexton, Inc. Convertible Award Plan (Officer and Key
                      Employee Edition) (incorporated by reference from the S-4)*

                10.7  Rykoff-Sexton, Inc. Convertible Award Plan (Director Edition)
                      (incorporated by reference from the S-4)*

              10.8.1  Amended and Restated Management Stock Option Plan of WS Holdings
                      Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s
                      Registration Statement on Form S-8 dated May 17, 1996, as amended
                      (the "S-8"))*

              10.8.2  Forms of Normal Option Agreement (Management Stock Option Plan)
                      (incorporated by reference from the 1996 10-K)*

              10.8.3  Forms of Performance Option Agreement (incorporated by reference from the 1996 10-K)*

              10.9.1  Amended and Restated US Foodservice Inc. 1992 Stock Option Plan
                      (incorporated by reference from the S-8)*

              10.9.2  Forms of Normal Option Agreement (US Foodservice 1992 Stock Option
                      Plan) (incorporated by reference from the 1996 10-K)*

              10.9.3  Forms of Performance Option Agreement (US Foodservice Inc. 1992
                      Stock Option Plan) (incorporated by reference from the 1996 10-K)*

             10.10.1  Amended and Restated US Foodservice Inc. 1993 Stock Option Plan
                      (incorporated by reference from the S-8)*

             10.10.2  Forms of Normal Option Agreement (US Foodservice Inc. 1993 Stock
                      Option Plan) (incorporated by reference from the 1996 10-K)*

             10.11.1  Amended and Restated Employment Agreement, dated as of February 2,
                      1996, between Mark Van Stekelenburg and Rykoff-Sexton, Inc.
                      (incorporated by reference from the S-4)*

             10.11.2  Letter Amendment to Employment Agreement, dated June 9, 1997, between Mark Van Stekelenburg and Rykoff-Sexton, Inc.

               10.12  Letter Agreement between Harold E. Feather and Rykoff-Sexton, Inc.
                      dated as of June 20, 1994 (incorporated by reference from
                      Rykoff-Sexton, Inc.'s Report on Form 10-K for the fiscal year ended
                      April 30, 1994)*

               10.13  Letter Agreement dated July 18, 1994 between Harold E. Feather and
                      Rykoff-Sexton, Inc. (incorporated by reference from the S-4)*

               10.14  Employment Agreement dated May 17, 1996, between David F. McAnally and Rykoff-Sexton, Inc. (incorporated by reference from the 1996
                      10-K)*

               10.15  Third Amended and Restated Change in Control Agreement, dated as of
                      June 9, 1997, by Mark Van Stekelenburg and Rykoff-Sexton, Inc.

               10.16  Form of Second Amended and Restated Change in Control Agreement,
                      dated as of June 10, 1997, for Harold E. Feather, Alan V. Giuliani,
                      Robert J. Harter, Jr. and Richard J. Martin*

               10.17  Form of Change in Control Agreement, dated as of June 10, 1997, by
                      David McAnally and Rykoff-Sexton, Inc.*

               10.18  Form of Change in Control Agreements for Victor B. Chavez and
                      Thomas R. Rykoff (incorporated by reference from the 1990 10-K)*

               10.19  Change in Control Agreement, dated December 11, 1989, by Chris G.
                      Adams and Rykoff-Sexton, Inc. (incorporated by reference from the
                      1990 10-K)*

               10.20  Change in Control Agreement, dated June 22, 1992, by Rykoff-Sexton,
                      Inc. and Andre Mills (incorporated by reference from the S-4)*

               10.21  Release and Settlement Agreement, dated July 18, 1997, between
                      Rykoff- Sexton, Inc., and Frank H. Bevevino

               10.22  Release and Settlement Agreement, dated July 18, 1997, between
                      Rykoff-Sexton, Inc. and Thomas G. McMullen

               10.23  Form of Fiduciary Indemnity Agreement (incorporated by reference from the 1993 10-K)

               10.24  Rykoff-Sexton, Inc. Supplemental Executive Retirement Plan for Mark
                      Van Stekelenburg as of July 20, 1994, as amended June 19, 1995
                      (incorporated by reference from the S-4)*

             10.25.1  Form of Amended and Restated Supplemental Executive Retirement Plan
                      for Robert J. Harter, Jr., Harold E. Feather, Richard J. Martin and
                      Alan V. Giuliani (incorporated by reference from the S-4)*

             10.25.2  Form of Amendment to Supplemental Executive Retirement Plan for
                      Robert J. Harter, Jr., Harold E. Feather, Richard J. Martin and
                      Alan V. Giuliani.*

               10.26  Form of Severance Agreement dated as of February 2, 1996 for Harold
                      E. Feather, Alan V. Giuliani, Robert J. Harter, Jr. and Richard J.
                      Martin (incorporated by reference from the S-4)*

             10.27.1  Deferred Compensation Plan Master Plan Document (incorporated by reference from the S-4)*

             10.27.2  Amendment to Rykoff-Sexton, Inc. Deferred Compensation Plan
                      (incorporated by reference from the S-4)*

             10.27.3  Second Amendment to Rykoff-Sexton, Inc. Deferred Compensation Plan

             10.28.1  Rykoff-Sexton, Inc. Master Trust Document for Executive Deferral
                      Plans (incorporated by reference from the S-4)

             10.28.2  Amendment to Rykoff-Sexton, Inc. Master Trust Document
                      (incorporated by reference from the S-4)

             10.28.3  Second Amendment to Rykoff-Sexton, Inc. Master Trust Document

               10.29  Junior Demand Promissory Note dated March 31, 1995 by Mark Van
                      Stekelenburg and Mirjam Van Stekelenburg (incorporated by reference from the 1995 10-K)

               10.30  Form of Fiduciary Indemnity Agreement (incorporated by reference from the 1993 10-K)

             10.31.1  Agreement of Lease, dated February 28, 1996, by and between
                      Paul-Francis Realty, L.P. and US Foodservice Inc. (incorporated by reference from the S-4)

             10.31.2  Lease Letter Amendment, dated February 28, 1997, by and between
                      Paul-Francis Realty, L.P. and US Foodservice Inc.

             10.31.3  Second Amendment to Agreement of Lease, dated July 1, 1997, by and between Paul-Francis Realty, L.P. and US Foodservice Inc.

             10.31.4  Agreement of Lease, dated November 28, 1996, by and between
                      Paul-Francis Realty, L.P. and Rykoff-Sexton, Inc.

               10.32  Agreement and Plan of Merger dated February 2, 1996 among Rykoff-
                      Sexton, Inc., USF Acquisition Corporation and US Foodservice Inc.
                      (incorporated by reference from the S-4)

             10.33.1  Participation Agreement, entered into among Rykoff-Sexton, Inc., as
                      Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"),
                      BA Leasing & Capital Corporation, as Agent ("Agent"), Manufacturers
                      Bank and Pitney Bowes Credit Corporation, as Lessors (the
                      "Lessors"), dated as of April 29, 1994 (incorporated by reference from the 1994 10-K)

             10.33.2  Lease Intended as Security, among Lessee, Agent and the Lessors, dated as of April 29, 1994 (incorporated by reference from the 1994
                      10-K)

             10.33.3  Sublease, between Lessee and Sublessee, dated as of April 29, 1994
                      (incorporated by reference from the 1994 10-K)

             10.33.4  Lease supplement, among Lessee and the Lessors, dated as of April
                      29, 1994 (incorporated by reference from the 1995 10-K)

             10.33.5  Lease supplement, among Lessee and the Lessors, dated as of January
                      27, 1995 (incorporated by reference from the 1995 10-K)

             10.33.6  Lease supplement, among Lessee and the Lessors, dated as of April
                      18, 1995 (incorporated by reference from the 1995 10-K)

             10.33.7  Waiver, Consent and Fourth Amendment to Participation Agreement and
                      Lease Amendment, among Lessee, Agent and the Lessors, dated as of
                      May 17, 1996 (incorporated by reference from the 1996 10-K)

             10.34.1  Commitment Agreement dated as August 10, 1992 between BRB Holdings,
                      Inc. and its subsidiaries and Sara Lee Corporation (incorporated by reference from the S-4)

             10.34.2  Amendment Number One to BRB Holdings Commitment Agreement dated as of September 27, 1995 by Sara Lee Corporation and BRB Holdings,
                      Inc. and guaranteed by US Foodservice Inc. (incorporated by reference from the S-4)

             10.35.1  Commitment Agreement dated as of August 10, 1992 between WS
                      Holdings Corporation and its subsidiaries and Sara Lee Corporation
                      (incorporated by reference from the S-4)

             10.35.2  Amendment Number One to WS Holdings Commitment Agreement dated as of September 27, 1995 by Sara Lee Corporation and WS Holdings
                      Corporation (incorporated by reference from the S-4)

             10.36.1  Agreement dated as of February 2, 1996 by and among Rykoff-Sexton,
                      Inc. and the persons set forth on the signature pages thereto
                      (incorporated by reference from the S-4)

             10.36.2  Amendment No. 1 to Agreement dated as of April 8, 1996 by and among
                      Rykoff-Sexton, Inc. and the other persons set forth on the signature pages thereto (incorporated by reference from the 1996
                      10-K)

               10.37  Registration Rights Agreement dated May 17, 1996 by Rykoff-Sexton,
                      Inc. and the other signatories listed on the signature pages thereto (incorporated by reference from the 1996 10-K)

               10.38  Standstill Agreement dated May 17, 1996 by Rykoff-Sexton, Inc. and the persons set forth on the signature pages thereto (incorporated by reference from the 1996 10-K)

             10.39.1  Tax Agreement dated May 17, 1996 by Rykoff-Sexton, Inc. and the persons listed on the signature pages thereto (incorporated by reference from the 1996 10-K)

             10.39.2  Addendum to Tax Agreement dated July 12, 1996, among Rykoff-Sexton,
                      Inc., Frank H. Bevevino and Bevevino Unitrust Partners Limited
                      Partnership (incorporated by reference from the 1996 10-K)

             10.40.1  Receivables Sale Agreement, dated as of November 15, 1996, among
                      Rykoff-Sexton, Inc., John Sexton & Co., Biggers Brothers, Inc.,
                      White Swan, Inc., F.H. Bevevino & Company, Inc., Roanoke Restaurant
                      Service, Inc., King's Foodservice, Inc., US Foodservice of Florida,
                      Inc., US Foodservice of Atlanta, Inc., RS Funding Inc. and US
                      Foodservice Inc., as Servicer

             10.40.2  Servicing Agreement, dated as of November 15, 1996, among RS
                      Funding Inc., as Company, US Foodservice Inc., as Servicer,
                      Rykoff-Sexton, Inc. and its other subsidiaries named therein as
                      Sub-Servicers and The Chase Manhattan Bank, as Trustee

             10.40.3  Pooling Agreement, dated as of November 15, 1996, among RS Funding
                      Inc., as Company, US Foodservice Inc., as Servicer, and The Chase
                      Manhattan Bank, as Trustee

             10.40.4  Series 1996-1 Supplement to Pooling Agreement among RS Funding
                      Inc., as Company, US Foodservice Inc., as Servicer, and The Chase
                      Manhattan Bank, as Trustee

               10.41  Indenture of Trust, dated as of November 1, 1996, between La Mirada
                      Industrial Development Authority and Bankers Trust Company of
                      California, N.A.

               10.42  Loan Agreement, dated as of November 1, 1996, among La Mirada
                      Industrial Development Authority and Bankers Trust Company of
                      California, N.A.

               10.43  Reimbursement Agreement, dated as of November 1, 1996, by and between Rykoff-Sexton, Inc. and the First National Bank of Chicago.

                  21  Subsidiaries of Rykoff-Sexton, Inc.

                  23  Consent of Arthur Andersen LLP

                24.1  Power of Attorney of Matthias B. Bowman

                24.2  Power of Attorney of Richard M. Fink

                24.3  Power of Attorney of Albert J. Fitzgibbons, III

                24.4  Power of Attorney of Jan W. Jeurgens

                24.5  Power of Attorney of Sunil C. Khanna

                24.6  Power of Attorney of James I. Maslon

                24.7  Power of Attorney of James P. Miscoll

                24.8  Power of Attorney of Neil I. Sell

                24.9  Power of Attorney of Bernard Sweet

               24.10  Power of Attorney of Robert W. Williamson

                  27  Financial Data Schedule

------------------------

*   Management contract or compensatory plan

      (b)  Reports on Form 8-K

    During the fourth quarter of fiscal year 1997, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 23, 1997       RYKOFF-SEXTON, INC.

                                /S/ MARK VAN
                                STEKELENBURG
                                --------------------------
                                Mark Van Stekelenburg
                                Chairman and Chief
                                Executive Officer
                                (Principal Executive
                                Officer)

                                /s/ RICHARD J. MARTIN
                                --------------------------
                                Richard J. Martin
                                Executive Vice President
                                and Chief
                                Financial Officer
                                (Principal Financial
                                Officer)

                                /s/ CHRISTOPHER MELLON
                                --------------------------
                                Christopher Mellon
                                Vice President and
                                Controller
                                (Principal Accounting
                                Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant on the date indicated.

Matthias B. Bowman

Richard M. Fink

Albert J. Fitzgibbons, III

Jan W. Jeurgens

Sunil C. Khanna

James I. Maslon

James P. Miscoll

Neil I. Sell                    /s/ MARK VAN
                                STEKELENBURG
                                --------------------------
Bernard Sweet                   Mark Van Stekelenburg,
                                signing
                                  personally as a director
                                  and as attorney
Robert W. Williamson            in fact for the directors
                                whose names
                                  appear opposite.

                                September 23, 1997

    Powers of attorney authorizing Mark Van Stekelenburg to sign this Annual Report on Form 10-K on behalf of the above named directors of Rykoff-Sexton, Inc. have been filed as exhibits to this report.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                  (ITEM 14(A))

Financial Statements

    Report of Independent Public Accountants.........................................        F-2

    Consolidated Balance Sheets as of June 28, 1997 and April 27, 1996...............        F-3

    Consolidated Statements of Operations for the fiscal years ended June 28, 1997,
     April 27, 1996 and April 29, 1995, and the nine-week transition period ended
     June 29, 1996...................................................................        F-4

    Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended June 28, 1997, April 27, 1996 and April 29, 1995, and the nine-week
     transition period ended June 29, 1996...........................................        F-5

    Consolidated Statements of Cash Flows for the fiscal years ended June 28, 1997,
     April 27, 1996 and April 29, 1995, and the nine-week transition period ended
     June 29, 1996...................................................................        F-6

    Notes to Consolidated Financial Statements.......................................        F-7

Financial Statement Schedules

    Schedule II-- Valuation and Qualifying Accounts for the fiscal years ended June
                 28, 1997, April 27, 1996 and April 29, 1995, and the nine-week
                 transition period ended June 29, 1996...............................        S-1

Schedules, other than as listed above, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rykoff-Sexton, Inc.:

    We have audited the accompanying consolidated balance sheets of Rykoff-Sexton, Inc. (a Delaware Corporation) and subsidiaries as of June 28, 1997 and April 27, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended June 28, 1997, April 27, 1996 and April 29, 1995, and the nine-week transition period ended June 29, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rykoff-Sexton, Inc. and subsidiaries as of June 28, 1997 and April 27, 1996 and the results of their operations and their cash flows for the fiscal years ended June 28, 1997, April 27, 1996 and April 29, 1995, and the nine-week transition period ended June 29, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note Three to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1996.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, PA

August 14, 1997

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       APRIL 27,
                                                                                      JUNE 28, 1997      1996
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS,
                                                                                         EXCEPT PER SHARE DATA)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.........................................................  $     63,293   $     10,825
  Accounts receivable, less reserves of $13,517 in 1997 and $5,401 in 1996..........       122,963        182,312
  Inventories.......................................................................       210,547        152,805
  Prepaid expenses and other current assets.........................................        19,755         19,893
  Deferred tax assets...............................................................        24,797          7,211
                                                                                      -------------  -------------
      Total Current Assets..........................................................       441,355        373,046
Property, plant and equipment, at cost:
Land, buildings and improvements....................................................       227,132        139,481
Transportation equipment............................................................        23,222         30,220
Office, warehouse and manufacturing equipment.......................................       196,246        142,347
                                                                                      -------------  -------------
                                                                                           446,600        312,048
Less: accumulated depreciation and amortization.....................................      (150,588 )     (134,130 )
                                                                                      -------------  -------------
                                                                                           296,012        177,918
Goodwill, net.......................................................................       437,361         41,188
Deferred tax assets.................................................................        21,337          4,881
Other assets, net...................................................................        22,957         14,823
                                                                                      -------------  -------------
      Total Assets..................................................................  $  1,219,022   $    611,856
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...................................................................  $    --        $     94,000
  Accounts payable..................................................................       231,791        120,828
  Accrued compensation..............................................................        20,815         10,919
  Accrued liabilities...............................................................        85,556         37,284
  Current portion of long-term debt.................................................        18,771         19,708
                                                                                      -------------  -------------
      Total Current Liabilities.....................................................       356,933        282,739
Long-term debt, less current portion................................................       486,731        135,081
Other long-term liabilities.........................................................        21,185          1,536
                                                                                      -------------  -------------
      Total Liabilities.............................................................       864,849        419,356
Shareholders' equity:
Preferred stock, $.10 par value, Authorized--10,000,000 shares; Outstanding--none...       --             --
Common stock, $.10 par value, Authorized--40,000,000 shares; Outstanding--28,014,305
 shares in 1997 and 14,817,247 shares in 1996.......................................         2,829          1,513
Additional paid-in capital..........................................................       300,757         95,236
Retained earnings...................................................................        53,685         99,497
                                                                                      -------------  -------------
                                                                                           357,271        196,246
Less: Treasury stock, at cost.......................................................        (3,098 )       (3,746 )
                                                                                      -------------  -------------
                                                                                           354,173        192,500
                                                                                      -------------  -------------
      Total Liabilities and Shareholders' Equity....................................  $  1,219,022   $    611,856
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              PERIODS ENDED
                                                        ----------------------------------------------------------
                                                                                        APRIL 27,      APRIL 29,
                                                        JUNE 28, 1997  JUNE 29, 1996      1996           1995
                                                         (52 WEEKS)      (9 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                        -------------  -------------  -------------  -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.............................................   $ 3,477,493    $   519,903    $ 1,789,478    $ 1,569,019
Cost of Sales.........................................     2,770,109        426,486      1,387,299      1,193,325
                                                        -------------  -------------  -------------  -------------
Gross Profit..........................................       707,384         93,417        402,179        375,694

Warehouse, Selling, Delivery and General and
  Administrative Expenses.............................       609,466        114,187        387,493        348,672
Amortization of Goodwill and Other Intangibles........        12,431          1,162          1,906            529
Restructuring Charges (Reversals).....................        (4,000)        57,600         (6,441)       --
Executive Severance Compensation......................         4,000        --             --             --
Impairment of Long-Lived Assets.......................       --                  --         29,700        --
                                                        -------------  -------------  -------------  -------------
Income (Loss) from Operations.........................        85,487        (79,532)       (10,479)        26,493

Interest Expense, net.................................        46,423          6,930         17,340         10,867
Other Expenses........................................        13,118          9,913        --             --
                                                        -------------  -------------  -------------  -------------
Income (Loss) from Continuing Operations before
  Provision (Benefit) for Income
  Taxes...............................................        25,946        (96,375)       (27,819)        15,626
Provision (Benefit) for Income Taxes..................         9,908        (36,195)       (11,039)         6,250
                                                        -------------  -------------  -------------  -------------
Income (Loss) from Continuing Operations..............        16,038        (60,180)       (16,780)         9,376
Discontinued Operations:
  Income from Discontinued Operations, Net of Income
    Taxes of $95......................................       --             --             --                 137
  Gain on Disposal of Discontinued Operations, Net of
    Income Taxes of $15,687...........................       --             --             --              23,359
                                                        -------------  -------------  -------------  -------------
Net Income (Loss).....................................   $    16,038    $   (60,180)   $   (16,780)   $    32,872
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings (Loss) per Share:
  Income (Loss) from Continuing Operations............   $      0.56    $     (2.51)   $     (1.12)   $      0.64
  Income from Discontinued Operations.................       --             --             --                0.01
  Gain on Disposal of Discontinued Operations.........       --             --             --                1.59
                                                        -------------  -------------  -------------  -------------
  Earnings (Loss) per Share...........................   $      0.56    $     (2.51)   $     (1.12)   $      2.24
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              COMMON STOCK
                                                         -----------------------  ADDITIONAL
                                                          NUMBER OF                PAID IN    TREASURY    RETAINED
PERIODS ENDED                                               SHARES      AMOUNT     CAPITAL      STOCK     EARNINGS
-------------------------------------------------------  ------------  ---------  ----------  ---------  ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, April 30, 1994................................    11,637,460  $   1,194  $   92,008  $  (4,621) $   84,726
  Net income...........................................       --          --          --         --          32,872
  Stock split..........................................     2,909,039        298        (305)    --          --
  Cash dividend ($.03 per share).......................       --          --          --         --            (437)
  Stock options exercised..............................        58,037          6         804     --          --
  Treasury stock purchased.............................        (6,937)    --          --             (5)     --
                                                         ------------  ---------  ----------  ---------  ----------

Balance, April 29, 1995................................    14,597,599      1,498      92,507     (4,626)    117,161
  Net loss.............................................       --          --          --         --         (16,780)
  Contribution to employees' savings and profit sharing
    plan...............................................        19,802     --             115        236      --
  Cash dividend ($.06 per share).......................       --          --          --         --            (884)
  Stock options exercised..............................       205,569         15       2,649        649      --
  Treasury stock purchased.............................        (5,723)    --             (35)        (5)     --
                                                         ------------  ---------  ----------  ---------  ----------

Balance, April 27, 1996................................    14,817,247      1,513      95,236     (3,746)     99,497
  Net loss.............................................       --          --          --         --         (60,180)
  Purchase of US Foodservice...........................    12,880,548      1,288     202,384     --          --
  Stock options exercised..............................         4,802     --          --             54      --
  Treasury stock purchased.............................        (1,152)    --          --             (1)     --
                                                         ------------  ---------  ----------  ---------  ----------

Balance, June 29, 1996.................................    27,701,445      2,801     297,620     (3,693)     39,317
  Net income...........................................       --          --          --         --          16,038
  Stock award issuances................................        37,074          4         527         23      --
  Cash dividend ($.06 per share).......................       --          --          --         --          (1,670)
  Stock options exercised..............................       289,060         24       2,610        584      --
  Treasury stock purchased.............................       (13,274)    --          --            (12)     --
                                                         ------------  ---------  ----------  ---------  ----------

Balance, June 27, 1997.................................    28,014,305  $   2,829  $  300,757  $  (3,098) $   53,685
                                                         ------------  ---------  ----------  ---------  ----------
                                                         ------------  ---------  ----------  ---------  ----------

        The accompanying notes are an integral part of these statements.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          PERIODS ENDED
                                                                    ----------------------------------------------------------
                                                                                                    APRIL 27,      APRIL 29,
                                                                    JUNE 28, 1997  JUNE 29, 1996      1996           1995
                                                                     (52 WEEKS)      (9 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                                    -------------  -------------  -------------  -------------
                                                                                          (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss)...............................................    $  16,038     $   (60,180)    $ (16,780)     $  32,872
  Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
    Impairment of long-lived assets...............................       --             --             29,700         --
    Net income from discontinued operations.......................       --             --             --               (137)
    Depreciation and amortization.................................       42,679           6,542        20,089         16,863
    Gain on disposal of discontinued operations...................       --             --             --            (23,359)
    (Gain) loss on sale of property, plant and equipment..........       (1,585)            281        (1,304)          (597)
    Deferred income taxes.........................................       11,105         (34,026)       (4,477)        (2,823)
    Restructuring costs...........................................       --              57,600        --             --
    Proceeds from initial sale of receivables.....................       --             110,000        --             --
    Other.........................................................       (1,439)            (97)         (561)          (475)
    Changes in assets and liabilities, net of working capital
      acquired:
      (Increase) decrease in accounts receivable, net.............       (8,606)         23,178       (22,001)        (4,717)
      (Increase) decrease in inventories..........................       26,101          (2,420)       (6,474)       (13,245)
      (Increase) decrease in prepaid expenses and other...........       10,493          (7,403)      (13,289)        (1,287)
      Increase (decrease) in accounts payable, accrued and other
        liabilities...............................................       (5,989)         13,067          (183)         8,921
                                                                    -------------  -------------  -------------  -------------
Net Cash Provided by (Used in) Operating Activities...............       88,797         106,542       (15,280)        12,016
                                                                    -------------  -------------  -------------  -------------
Cash Flows from Investing Activities:
    Capital expenditures..........................................      (63,373)         (3,945)      (43,927)       (52,935)
    Proceeds from asset sales transactions........................        9,924             159         2,247          2,955
    Net cash used in discontinued operations......................       --             --             --            (30,002)
    Proceeds from sale of assets of discontinued operations.......       --             --             --             96,000
    Cost of acquisitions/merger fees..............................       --             (13,330)       (8,726)       (24,836)
    Cash acquired in US Foodservice acquisition...................                       21,601        --             --
    (Increase) decrease in other assets...........................        1,816             329        (6,255)          (956)
                                                                    -------------  -------------  -------------  -------------
Net Cash (Used in) Provided by Investing Activities...............      (51,633)          4,814       (56,661)        (9,774)

Cash Flows from Financing Activities:
  Net increase (decrease) under revolvers.........................      (15,000)         37,000        80,000         (7,000)
  Principal payments of long-term debt............................       (8,959)       (135,136)       (3,433)          (226)
  Repayment of acquired company debt and preferred stock..........       --            (328,071)       --             --
  Proceeds from issuance of long-term debt........................       25,953         335,000        --             --
  Payment of finance costs........................................       --              (8,901)       (1,500)          (249)
  Stock option and award activity.................................        3,772              53         3,629            804
  Dividends paid..................................................       (1,670)        --               (884)          (437)
  Other...........................................................          (12)            (81)           (5)            (5)
                                                                    -------------  -------------  -------------  -------------
Net Cash Provided by (Used in) Financing Activities...............        4,084        (100,136)       77,807         (7,113)
                                                                    -------------  -------------  -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents..............       41,248          11,220         5,866         (4,871)
Cash and Cash Equivalents at Beginning of Period..................       22,045          10,825         4,959          9,830
                                                                    -------------  -------------  -------------  -------------
Cash and Cash Equivalents at End of Period........................    $  63,293     $    22,045     $  10,825      $   4,959
                                                                    -------------  -------------  -------------  -------------
                                                                    -------------  -------------  -------------  -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid (refunded) during the period for:
    Interest, net.................................................    $  45,381     $    11,606     $  18,305      $  13,220
                                                                    -------------  -------------  -------------  -------------
                                                                    -------------  -------------  -------------  -------------
    Income taxes, net.............................................    $  (1,845)    $   --          $   1,583      $  26,830
                                                                    -------------  -------------  -------------  -------------
                                                                    -------------  -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS. Rykoff-Sexton, Inc. and subsidiaries ("the Company") distributes a broad line of food and related non-food products to various establishments in the foodservice industry. The Company also manufactures certain food and non-food related products and provides contract and design services. The Company's market area includes most of the United States, with a concentration in the Southeast and Mid-Atlantic regions. Although the Company is not dependent on any single customer, the majority of its customers are concentrated in the restaurant industry, with less significant concentrations in the health care and education industries. No single customer accounts for more than 10% of the Company's trade receivables or sales for any of the periods presented.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Rykoff-Sexton, Inc., its wholly owned distribution subsidiary, US Foodservice, Inc. ("US Foodservice"), and its other wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    FISCAL YEAR-END. Effective April 28, 1996, the Company changed its fiscal year-end from the 52 or 53 week period ended the Saturday closest to April 30 to the 52 or 53 week period ended the Saturday closest to June 30. Included in the consolidated statements of operations, cash flows and shareholders' equity is the nine-week transition period beginning April 28, 1996 and ending June 29, 1996 (the "transition period"). In the comparable nine-week period in 1995 (unaudited), net sales were $292.6 million, net income was $1.1 million and net earnings per share was $0.08. The 1997 fiscal year ended on June 28, 1997 ("fiscal 1997"), whereas the previous two fiscal years ended on April 27, 1996 ("fiscal 1996") and April 29, 1995 ("fiscal 1995"), respectively.

    EARNINGS PER SHARE. Earnings per share of common stock have been computed based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding. The shares used in such calculations were 28,644,000 for fiscal 1997, 23,972,000 for the transition period, 14,941,000 for fiscal 1996 and 14,730,000 for fiscal 1995.

    STOCK SPLIT. In December 1994, the Board of Directors declared a 5-for-4 stock split payable January 24, 1995, to shareholders of record on December 21, 1994. Earnings per share, weighted average shares outstanding and stock option information included in the accompanying financial statements and related notes have been adjusted to reflect this stock split.

    INVENTORIES. Inventories consist principally of food products and related non-food products held for sale. Inventories are priced at the lower of cost or market, and include the cost of purchased merchandise and, for manufactured goods, the cost of material, labor and factory overhead. The cost of approximately 7% of the inventories at June 28, 1997 has been determined using the last-in, first-out (LIFO) method. The remaining inventories are valued using the first-in, first-out (FIFO) method. Had the FIFO method been used to value all inventories, at June 28, 1997 inventories would have been higher by approximately $290,000.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE ONE--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Inventories are summarized as follows:

                                                                                   APRIL 27,
                                                                  JUNE 28, 1997      1996
                                                                  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Finished goods..................................................   $   204,576    $   145,899
Raw materials...................................................         5,971          6,906
                                                                  -------------  -------------
                                                                   $   210,547    $   152,805
                                                                  -------------  -------------
                                                                  -------------  -------------

    DEPRECIATION, AMORTIZATION, RETIREMENT AND MAINTENANCE
POLICIES. Depreciation is provided using the straight-line method, based upon the following estimated useful lives:

Buildings and improvements.................................  15 to 40 years
Leasehold improvements.....................................  Life of the
                                                             lease
Transportation equipment...................................  3 to 8 years
Office, warehouse and manufacturing equipment..............  3 to 15 years

    Costs of normal maintenance and repairs are charged to expense when incurred. Replacements or betterments of properties are capitalized. When assets are retired or otherwise disposed of, the cost and related applicable accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

    Construction-in-process at June 28, 1997 was $27.4 million. Such amount was not significant at April 27, 1996.

    The Company has facilities available for sale, largely resulting from the restructuring discussed in Note Four, with a carrying value of approximately $39 million at June 28, 1997 which management estimates approximates fair value.

    COMPUTER SYSTEMS DEVELOPMENT COSTS. The Company has incurred certain costs in connection with internal computer systems development projects, primarily external consulting and internal labor costs. Capitalization of these costs begins once it is determined that the related systems will be completed and operate as intended. Such costs are included in Office, warehouse and manufacturing equipment in the accompanying consolidated balance sheets. Costs of $4.9 million were capitalized during fiscal 1997 and at June 28, 1997 total capitalized costs were $7.2 million. Capitalized costs are being amortized over 3-5 years as completed portions of the projects are put into service. Amortization expense for fiscal 1997 was $297,000.

    GOODWILL. The excess of purchase price over fair value of net assets acquired (Goodwill) is amortized on a straight-line basis over 40 years. In accordance with SFAS No. 121 ("SFAS 121") (see Note Three), the Company evaluates goodwill for impairment at least annually. In completing this evaluation, the Company compares its best estimate of future cash flows, excluding interest costs, with the carrying value of goodwill.

    Goodwill amortization for fiscal 1997, the transition period, fiscal 1996 and fiscal 1995 was $11,254,000, $1,037,000, $1,393,000 and $114,000,
respectively. Accumulated amortization was $14,077,000 and $1,786,000 at June 28, 1997 and April 27, 1996, respectively.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE ONE--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER ASSETS. Other assets are amortized using the straight-line or effective interest method over the following periods:

Noncompetition and consulting agreements.................  Term of agreement
Deferred finance costs...................................  Term of debt

    Amortization expense for fiscal 1997, the transition period, fiscal 1996 and fiscal 1995 was $3,597,000, $416,000, $989,000 and $846,000, respectively. The amortization of deferred finance costs is reflected within interest expense in the consolidated statements of operations. Accumulated amortization was $6,231,000 and $7,348,000 as of June 28, 1997 and April 27, 1996, respectively.

    INCOME TAXES. The Company files a consolidated federal income tax return. Under SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred income taxes result from temporary differences in the recognition of revenue and expense items for tax and financial statement purposes. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they are expected to be realized.

    STATEMENTS OF CASH FLOWS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The merger with US Foodservice (see Note Two) is presented as a non-cash investing activity.

    CAPITALIZED INTEREST. The Company capitalizes interest costs as part of the cost of major asset construction projects. Capitalized interest was $1,071,000, $55,000, $1,077,000 and $2,667,000 in fiscal 1997, the transition period, fiscal 1996 and fiscal 1995, respectively.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Cash and cash equivalents, accounts receivable (including the Company's participation in the accounts receivable securitization facility; see Note Ten), accounts payable and accrued liabilities are reflected in the financial statements at carrying amounts which approximate fair value because of the short-term nature of those items. The fair value of the Company's fixed rate debt is described in Note Five.

    RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS. In February 1997, SFAS No. 128, "Earnings per Share," was issued which is effective for the Company's fiscal 1998. This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS). In fiscal 1998, the Company will also be required to adopt SFAS No. 129, "Disclosure of Information about Capital Structure", which was issued in conjunction with the earnings per share statement and was intended to centralize capital structure disclosure requirements. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was released and effective in fiscal 1998, the Company will be required to disclose comprehensive income and its components within the financial statements. SFAS No. 131, "Disclosures about Segments of an

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE ONE--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Enterprise and Related Information," was also issued in June of 1997. Beginning in fiscal 1998, disclosures will be based on the way management organizes business segments to make decisions about resource allocation and to measure performance. Based upon management's initial review of the above statements, the reporting and disclosure requirements are not expected to have a material impact on the Company's consolidated financial statements.

    RECLASSIFICATIONS. The financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current year.

NOTE TWO--ACQUISITIONS

    On May 17, 1996, the Company merged with US Foodservice, a privately held broadline foodservice distribution company. As part of the merger, US Foodservice stockholders received 1.457 shares of the Company's common stock for each outstanding share of Class A and Class B common stock of US Foodservice. Options and warrants to acquire approximately one million shares of US Foodservice were converted into options and warrants to acquire the Company's common stock on the same basis. The number of shares issued in connection with the merger was approximately 12.9 million. The shares issued have been recorded at $15.40 per share, which represents the closing market price as defined in the merger agreement. The aggregate purchase price was approximately $217 million, which includes acquisition costs. In addition, all outstanding shares of US Foodservice $15 cumulative redeemable exchangeable preferred stock were purchased by the Company for $26.6 million.

    The merger was accounted for as a purchase and, accordingly, US Foodservice's results are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was allocated to the assets and liabilities of US Foodservice based upon the respective fair values, and the excess of the purchase price over the fair value of net assets acquired (approximately $409 million) was recorded as goodwill.

    In connection with the merger, the Company entered into a new bank credit facility with a syndicate of financial institutions providing for loans and other credit facilities equal to $485 million (see Note Five). The Company also entered into a $110 million standalone revolving receivables securitization facility, as discussed in Note Ten. The initial net proceeds of the new credit facility and the receivables securitization were used to refinance and pay off existing bank debt and certain other indebtedness of the Company, refinance substantially all of US Foodservice's outstanding debt, repurchase US Foodservice's preferred stock, provide financing for the Company's ongoing working capital needs and pay related fees and expenses.

    On February 21, 1995, the Company acquired substantially all of the assets of Continental Foods, Inc., a privately owned Maryland corporation. Continental is a regional, full line institutional foodservice distributor. The acquisition was accounted for as a purchase and, accordingly, Continental's results are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $27.0 million, which includes costs of acquisition. The purchase price, which was financed through available cash resources and issuance of a promissory note, has been allocated to the net assets acquired, based upon the respective fair values. The excess of the purchase price over the net assets acquired approximated $21.2 million.

    On November 1, 1995, the Company acquired substantially all of the assets of H&O Foods, Inc., a privately owned Nevada corporation. H&O is a regional, institutional distributor. The acquisition was

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE TWO--ACQUISITIONS (CONTINUED)
accounted for as a purchase and, accordingly, H&O's results are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $29.6 million, which includes the costs of acquisition. The consideration, which included the issuance of unsecured promissory notes totaling $24.8 million and the Company's assumption of certain H&O liabilities, has been allocated to the net assets acquired based upon the respective fair values. The excess of the purchase price over the net assets acquired approximated $18.4 million.

    In connection with the above acquisitions, liabilities were assumed as follows:

                                                       US FOODSERVICE  CONTINENTAL     H&O
                                                       --------------  -----------  ----------
                                                                   (IN THOUSANDS)
Fair value of assets acquired........................   $    707,491    $  39,647   $   39,948
Unsecured notes issued at acquisition date...........        --            (2,425)     (24,831)
Value of shares and options issued at acquisition
  date...............................................       (203,672)      --           --
Cash paid............................................        --           (24,836)      (4,737)
Liabilities assumed..................................   $    503,819(a)  $  12,386  $   10,380

------------------------

(a) Includes assumption of $301.5 million of US Foodservice debt and purchase of $26.6 million of the US Foodservice $15 cumulative redeemable exchangeable preferred stock.

    The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of US Foodservice, Continental and H&O had occurred as of the beginning of the period of acquisition and the period preceding such acquisition:

                                                                     TRANSITION PERIOD  FISCAL 1996   FISCAL 1995
                                                                     -----------------  ------------  ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................................     $   621,159     $  3,553,180  $  1,772,425
Income (loss) from continuing operations...........................         (62,364)         (14,316)       10,247
Earnings (loss) per share from continuing operations...............     $     (2.23)    $      (0.51) $       0.69

    The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE THREE--SFAS 121 ACCOUNTING CHANGE

    In the fourth quarter of fiscal 1996, the Company adopted SFAS No. 121--"Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances indicate an asset may not be recoverable, a company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is required to be recognized in an amount by which the asset's net book value exceeds its fair market value. For purposes of assessing impairment under this

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE THREE--SFAS 121 ACCOUNTING CHANGE (CONTINUED) standard, assets are required to be grouped at the lowest level for which there are separately identifiable cash flows.

    To comply with this standard, the Company identified all long-lived assets where there had been, or was expected to be, a change in use in the recent past or foreseeable future which could affect the recoverability of such long-lived assets. As of the fourth quarter of fiscal 1996 the Company had recently relocated or closed certain of its distribution centers. If future undiscounted cash flows estimated to be derived from such assets indicated an impairment existed, the Company recognized an impairment loss for the amount by which the estimated net book values of the assets exceeded their estimated fair values. The fair values estimated by the Company were determined by using the present value of expected future cash flows and/or market evaluations by qualified real estate brokers in the related cities. The adoption of this accounting standard resulted in the Company recording a pre-tax charge of $29.7 million and was principally reflected as a reduction in the net carrying value of land, buildings and improvements.

NOTE FOUR--RESTRUCTURING COSTS

    In connection with the US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the 1997 fiscal year and the transition period, the Company charged $27.7 million and $0.4 million against the restructuring liability, respectively, for such costs incurred. These charges included $4.5 million related to severance and termination benefit costs, $2.7 million for lease related costs and $20.9 million related to the closure of duplicate facilities and other related exit costs (including $8.0 million of non-cash asset writeoffs). Related restructuring activities are substantially complete with respect to the consolidation and closing of facilities as of June 28, 1997. The remaining liability at June 28, 1997 is approximately $25.5 million consisting of $2.2 million for severance benefits, $17.5 million for lease commitments and $5.8 million for other exit costs. Approximately $9.0 million is expected to be paid in fiscal 1998 with the remaining cash outlays estimated to be paid in subsequent years (primarily related to non-cancelable operating lease commitments). During the fourth quarter of fiscal 1997, $4.0 million of the restructuring liability was reversed into income, upon the determination that such liability was no longer required.

    During fiscal 1993, the Company recorded a restructuring charge of $31.0 million or, on an after tax basis, $19.5 million or $1.34 per share. This charge was established to provide for a business reorganization which included facility closures, relocation and consolidation of distribution centers into more efficient facilities including severance costs, elimination of redundancies between the Company's two principal operating divisions at the time, workforce reductions and write down of facilities to their estimated net realizable value. In fiscal 1995 and fiscal 1996, the Company aggressively continued its plan to close and consolidate its under-performing distribution centers and sublease space in those centers with excess capacity. Additionally, severance and relocation costs were paid in connection with the consolidation, relocation and downsizing of distribution centers. These payments totaled $3.3 million in 1996. In October 1995, the Company concluded this restructuring plan and credited the remaining unutilized restructuring reserve of $6.4 million into income.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE FIVE--LONG-TERM DEBT AND BORROWING ARRANGEMENTS

    Borrowings of the Company as of June 28, 1997 and April 27, 1996 are summarized as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
8 7/8% Senior Subordinated Notes due in 2003, net of unamortized discount of $713 in 1997 and $843 in 1996...........................  $  129,287  $  129,157
Bank credit revolver..................................................      --          94,000
Notes payable.........................................................      --          24,572
Mortgage notes........................................................      --           1,060
Term Loan A...........................................................     146,250      --
Term Loan B...........................................................     124,250      --
Term Loan C...........................................................      59,625      --
La Mirada Bond offering...............................................      25,900      --
H&O Note payable......................................................       3,595      --
Capital lease obligations.............................................      14,871      --
Other.................................................................       1,724      --
                                                                        ----------  ----------
Total debt............................................................     505,502     248,789
Less-current portion..................................................      18,771     113,708
                                                                        ----------  ----------
Long-term debt, less current portion..................................  $  486,731  $  135,081
                                                                        ----------  ----------
                                                                        ----------  ----------

    In conjunction with the merger with US Foodservice (see Note Two), the Company entered into a new credit facility (New Credit Facility). The New Credit Facility provided $485 million of financing comprised of three term loan facilities, Tranche A, Tranche B and Tranche C ($335 million in aggregate) and a $150 million revolving credit facility (the "Revolver"). The initial term loans had the following principal amounts: $150 million for the Tranche A Term Loan, $125 million for the Tranche B Term Loan and $60 million for the Tranche C Term Loan. The amount available under the Revolver includes a letter of credit sublimit of $45 million. Under the New Credit Facility, substantially all of the Company's assets have been pledged. The notes bear interest based upon the bank's reference rate or LIBOR plus 2.5% for Tranche A, LIBOR plus 3.0% for Tranche B and LIBOR plus 3.25% for Tranche C, at the option of the Company. There was no outstanding balance under the Revolver at June 28, 1997. Part of the proceeds were used to pay off the balance outstanding on the Company's existing bank credit agreement and other outstanding debt.

    As part of the above financing the Company agreed to enter into interest rate protection agreements for a period of three years to insure that the weighted average interest rate on at least 50 percent of the variable rate debt will not exceed 9.5%. Three collars and one cap were purchased to fix the rate on $400 million of variable rate debt at an interest rate no higher than 9.5%. The cost of these instruments is being amortized over the three year term.

    Outstanding borrowings during fiscal 1997 and the transition period were LIBOR based. LIBOR ranged from 5.5% to 5.9% during fiscal 1997 and during the transition period. The Tranche A Term Loan, Tranche B Term Loan, Tranche C Term Loan and the Revolver will mature on October 31, 2001, October 31, 2002, April 30, 2003 and October 31, 2001, respectively.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE FIVE--LONG-TERM DEBT AND BORROWING ARRANGEMENTS (CONTINUED)
    Covenants and other restrictions contained in the New Credit Facility require the Company to meet certain financial tests and restrict its ability to borrow additional funds, make capital expenditures, dispose of assets and pay cash dividends.

    In November 1996 the Company entered into a loan agreement with the La Mirada Industrial Development Authority ("La Mirada IDA") for $25.9 million under which La Mirada IDA issued Taxable Variable/Fixed Rate Demand Industrial Development Revenue Bonds, the proceeds of which were used to finance a portion of the costs of the La Mirada Distribution Center. The bonds are secured by a letter of credit issued on behalf of the Company by a commercial bank that holds a lien against the La Mirada facility. The bonds will mature on December 1, 2026 and from time to time bear and pay interest under Daily, Weekly, Commercial Paper or Long-Term Interest Rate modes at the election of the Company. Interest rates on this facility approximated LIBOR plus 210 basis points during fiscal 1997.

    In November 1993, the Company issued $130 million principal amount of 8 7/8% Senior Subordinated Notes (the "8 7/8% Notes") due November 1, 2003 with interest payable semiannually commencing May 1, 1994. The 8 7/8% Notes were sold at a discount for an aggregate price of $128.9 million. Provisions of the 8 7/8% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at 104.44% of their principal amount beginning November 1998, and thereafter at prices declining annually to 100% on and after November 2001. In addition, upon the occurrence of an event that constitutes a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require the Company to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The 8 7/8% Notes are not subject to any sinking fund requirements.

    In connection with the acquisition of H&O Foods (see Note Two), the Company has an outstanding note due November 1, 1997. Interest is paid on the note at the rate of seventy-five (75) basis points per annum above the LIBOR rate.

    Scheduled aggregate annual payments of long-term debt, excluding capital leases (see Note Six) (in thousands), as of June 28, 1997 are $17,898 for 1998, $24,168 for 1999, $34,145 for 2000, $44,153 for 2001, $37,912 for 2002 and
$332,355 thereafter.

    Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of its fixed rate debt is $129.4 million as of June 28, 1997. The carrying value of the Company's variable rate debt approximates fair value.

NOTE SIX--LEASE ARRANGEMENTS

    The Company leases a substantial portion of its office and warehouse facilities, as well as transportation vehicles at certain facilities, under long-term operating leases. Rental expense under operating leases

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE SIX--LEASE ARRANGEMENTS (CONTINUED) for fiscal 1997, the transition period, fiscal 1996 and fiscal 1995 was $42,821,000, $6,222,000, $28,821,000, and $23,714,000, respectively. The approximate minimum future rentals are payable as follows:

FISCAL YEAR                                                               CAPITAL   OPERATING
-----------------------------------------------------------------------  ---------  ----------
                                                                            (IN THOUSANDS)
1998...................................................................  $   2,792  $   30,354
1999...................................................................      2,335      26,971
2000...................................................................      2,318      24,427
2001...................................................................      2,318      21,042
2002...................................................................      2,234      18,092
Thereafter.............................................................     36,946      37,182
                                                                         ---------  ----------
Total..................................................................     48,943  $  158,068
                                                                                    ----------
                                                                                    ----------
Less interest..........................................................     34,072
                                                                         ---------
Present value of minimum lease payments................................  $  14,871
                                                                         ---------
                                                                         ---------

NOTE SEVEN--INCOME TAXES

    The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                    FISCAL    TRANSITION    FISCAL     FISCAL
                                                     1997       PERIOD       1996       1995
                                                   ---------  ----------  ----------  ---------
CURRENT TAXES:
Federal..........................................  $  (2,190) $     (550) $   (5,816) $   3,851
State............................................        993      (1,619)        381      1,395
                                                   ---------  ----------  ----------  ---------
                                                   $  (1,197) $   (2,169) $   (5,435) $   5,246

DEFERRED TAXES:
Federal..........................................  $  12,295  $  (31,645) $   (5,052) $     821
State............................................     (1,190)     (2,381)       (552)       183
                                                   ---------  ----------  ----------  ---------
                                                      11,105     (34,026)     (5,604)     1,004
                                                   ---------  ----------  ----------  ---------
Provision (benefit) for income taxes.............  $   9,908  $  (36,195) $  (11,039) $   6,250
                                                   ---------  ----------  ----------  ---------
                                                   ---------  ----------  ----------  ---------

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE SEVEN--INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) are comprised of the following:

                                                                                   APRIL 27,
                                                                  JUNE 28, 1997      1996
                                                                  -------------  -------------
                                                                         (IN THOUSANDS)
Loss carryforwards..............................................   $    25,474     $     569
Restructuring reserves..........................................        10,206        --
SFAS 121 write-down.............................................        12,177        12,177
Allowance for bad debts.........................................         5,199         1,253
Capital leases..................................................         4,331        --
Accrued pension.................................................         4,105         2,717
Self insurance reserves.........................................         1,759         2,533
Accrued vacation................................................         1,061         1,150
Discontinued operations.........................................       --              1,340
Other...........................................................         8,067           995
Valuation allowance.............................................        (1,398)       (1,460)
                                                                  -------------  -------------
Total deferred tax assets.......................................        70,981        21,274
                                                                  -------------  -------------
Depreciation....................................................       (23,304)       (6,785)
Other...........................................................        (1,543)       (2,397)
                                                                  -------------  -------------
Total deferred tax liabilities..................................       (24,847)       (9,182)
                                                                  -------------  -------------
Net deferred tax assets.........................................   $    46,134     $  12,092
                                                                  -------------  -------------
                                                                  -------------  -------------

    Reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                        FISCAL    TRANSITION    FISCAL
                                                         1997       PERIOD       1996     FISCAL 1995
                                                       ---------  -----------  ---------  -----------
Statutory federal income tax.........................       34.0%      (35.0)%     (35.0)%       35.0%
State income taxes, net of federal income taxes......        1.9        (5.5)       (6.9)        4.2
Recording (reversal) of valuation allowance..........      (10.8)        2.2         3.3        (0.7)
Goodwill amortization................................       12.6         0.8         1.1         1.5
Other................................................        0.5        (0.1)       (2.5)     --
                                                       ---------       -----   ---------         ---
Effective tax rate...................................       38.2%      (37.6)%     (40.0)%       40.0%
                                                       ---------       -----   ---------         ---
                                                       ---------       -----   ---------         ---

    During the fourth quarter of fiscal 1997, the Company recorded a reduction in the valuation allowance of $2.8 million based on an analysis of expected combined operating results including US Foodservice. Management believes it is more likely than not that the deferred tax assets as of June 28, 1997, including net operating loss carryforwards, will be realizable through the combination of future taxable earnings, the corresponding realization of net operating loss carryforwards, alternative tax planning strategies and the reversal of existing taxable temporary differences.

    The amount of cumulative federal net operating loss carryforwards as of June 28, 1997 is $53,270,000 with expiration dates through fiscal 2011. Included in this total are net operating losses incurred prior to the US Foodservice merger. The use of pre-merger net operating losses is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate these limitations will impact

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE SEVEN--INCOME TAXES (CONTINUED)
utilization of the carryforwards prior to their expiration date. Various subsidiaries have state net operating loss carryforwards of $143,229,000 with expiration dates through fiscal 2011.

NOTE EIGHT--STOCK OPTION AND COMPENSATION PLANS

1995 RYKOFF-SEXTON KEY EMPLOYEES STOCK OPTION AND COMPENSATION PLAN (THE "1995
  PLAN")

    The 1995 Plan authorizes the issuance of up to 400,000 shares of common stock through various stock incentives to executive officers of the Company, including options, stock appreciation rights (SAR's), stock awards, restricted stock, performance shares and cash awards. Stock options allow for the purchase of common stock at prices determined by the Stock Option Committee (the "Committee") except for incentive stock options, which must be purchased at prices not less than the fair market value at the date of grant. These options expire 10 years from the date of grant and are exercisable as defined by the Stock Option Committee.

1993 US FOODSERVICE STOCK OPTION PLAN (THE "1993 US FOODSERVICE PLAN")

    This plan was amended subsequent to the US Foodservice acquisition. Under the terms of the amended plan, 319,700 options have been authorized for grant to officers and certain employees of US Foodservice. At the time of the merger, there were 316,793 equivalent Rykoff-Sexton options granted and outstanding under this plan. There have been no additional awards under this plan in fiscal 1997. The exercisability of the options under this plan is determined at the time of award by the Committee. As of June 28, 1997, of the remaining 278,846 outstanding options, 229,978 were exercisable. The 48,868 remaining options will be exercisable on January 1, 1998.

1992 US FOODSERVICE STOCK OPTION PLAN (THE "1992 US FOODSERVICE PLAN")

    This plan was also amended in conjunction with the US Foodservice acquisition. Under the terms of the amended plan, 429,100 options have been authorized for grant to the management of US Foodservice. At the time of the merger there were 428,039 equivalent Rykoff-Sexton options granted and outstanding under this plan. No additional awards have been granted. As of June 28, 1997, all of the remaining 310,411 options are exercisable.

1988 RYKOFF-SEXTON STOCK OPTION PLAN (THE "1988 PLAN")

    The 1988 Plan authorizes the issuance of up to 2,876,470 shares of common stock through various stock incentives to officers and employees, including options, stock appreciation rights, stock awards, restricted stock, performance shares and cash awards. The number of shares authorized was increased in the current year. Stock options allow for the purchase of common stock at prices determined by the Committee except for incentive stock options, which must be purchased at prices not less than the fair market value at the date of grant. These options expire 10 years from the date of grant and are exercisable as defined by the Stock Option Committee.

1988 WHITE SWAN STOCK OPTION PLAN (THE "1988 WHITE SWAN PLAN")

    White Swan, Inc. ("White Swan") is a subsidiary of US Foodservice. Under the 1988 White Swan Plan, options for the Rykoff-Sexton equivalent shares of 332,513 shares of common stock were authorized and granted to the management of White Swan. The options under this plan became 100% exercisable upon the merger with US Foodservice.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE EIGHT--STOCK OPTION AND COMPENSATION PLANS (CONTINUED)
1980 RYKOFF-SEXTON STOCK OPTION PLAN AND 1993 DIRECTOR STOCK OPTION PLAN (THE
  "1980 PLAN" AND THE "DIRECTOR PLAN")

    The 1980 Plan authorized awards of stock options and stock appreciation rights; options expire 10 years from the date of grant. No further grants may be made under the 1980 Plan. The Company also maintains the Director Plan which authorizes the issuance of up to 125,000 shares of common stock. Under the Director Plan, each director who is not a full-time officer or employee of the Company will receive annually a non-qualified option to purchase 1,000 shares of common stock. Options under the 1993 Director Plan expire 10 years from the date of grant.

    The exercise price of each share granted under options for the plans listed above was not less than 100% of the fair market value per share at the respective grant date. Accordingly, no compensation expense was recorded with respect to these option grants.

SAR'S AND RESTRICTED STOCK GRANTS

    SAR's, which may be issued in conjunction with the grant of options under the 1995 Plan, the 1988 Plan and 1980 Plan, permit the optionee to receive shares of stock, cash or a combination of shares and cash. Compensation expense is measured by the difference between the option price and the market value of the stock on the date of exercise. Upon exercise of a SAR, the option is canceled. As of June 28, 1997, there were 10,938 SAR's outstanding. Compensation expense was not significant for any of the periods presented herein.

    Restricted stock grants for 2,000 and 49,600 shares were issued under the 1995 Plan in fiscal years 1997 and 1996, respectively and grants for 6,250 shares were issued under the 1988 Plan in fiscal year 1995. These shares vest either ratably over a four year period or in full, four years from the respective grant dates. Deferred compensation equivalent to the difference between the market value at date of grant and the option price was credited to additional paid-in-capital and is being amortized to compensation expense over the vesting period. The amounts amortized in fiscal 1997, the transition period, fiscal 1996 and fiscal 1995 were $500,000, $66,000, $436,000 and $251,000, respectively.

OTHER PLANS

    The Performance Share Plan authorizes awards of cash or stock, at the election of the Stock Option Committee, to designated key executives based on the attainment of certain financial performance objectives by the Company. In fiscal 1996, 300,000 performance shares were granted, 203,000 shares were granted in the transition period and 50,000 shares were granted in fiscal 1997. No compensation expense has been recorded under this plan as the defined performance criteria have not been attained.

    The Convertible Award Plan entitles certain employees to elect, at the start of the fiscal year, to have a certain portion of their annual bonus paid in the form of Company stock. The price of the stock is based on the Company's closing stock price on a specified date following the date the Company releases its earnings for the prior fiscal year. Individuals electing this option receive a Company match of shares based on the attainment of defined performance levels which then vest ratably over a three year period. Compensation expense for awards under this plan was not significant for any of the periods presented herein.

    The vesting of options and awards under the various plans is subject to acceleration in the event of a change in control (see Note Fourteen).

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE EIGHT--STOCK OPTION AND COMPENSATION PLANS (CONTINUED)
    A summary of stock option activity is presented below.

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  EXERCISE
                                                                      SHARES        PRICE
                                                                    ----------  -------------
1995
Outstanding, beginning of year....................................   1,281,237    $   22.75
Granted...........................................................     333,125    $   15.86
Exercised (a).....................................................     (50,537)   $   14.25
Forfeited, canceled...............................................    (426,328)   $   13.20
Outstanding, end of year..........................................   1,137,497    $   15.90
Exercisable, end of year..........................................     649,759    $   17.42
Available for grant, end of year..................................     347,806

1996
Outstanding, beginning of year....................................   1,137,497    $   15.90
Granted...........................................................     142,250    $   17.98
Exercised (a).....................................................    (133,000)   $   15.11
Forfeited, canceled...............................................     (33,572)   $   14.96
Outstanding, end of year..........................................   1,113,175    $   16.26
Exercisable, end of year..........................................     704,553    $   16.86
Available for grant, end of year..................................     214,514

TRANSITION PERIOD
Outstanding, beginning of year....................................   1,113,175    $   16.26
Granted (c).......................................................   1,495,595    $   11.89
Exercised (a).....................................................      (4,802)   $    3.72
Forfeited, canceled...............................................     (84,663)   $   16.40
Outstanding, end of year..........................................   2,519,305    $   13.69
Exercisable, end of year..........................................   1,489,399    $   13.77
Available for grant, end of period................................   1,319,649

1997
Outstanding, beginning of year....................................   2,519,305    $   13.69
Granted...........................................................      19,400    $   16.34
Exercised (a).....................................................    (289,060)   $    9.47
Forfeited, canceled...............................................     (56,274)   $   14.04
Outstanding, end of year (b)......................................   2,193,371    $   14.25
Exercisable, end of year..........................................   1,717,738    $   14.09
Available for grant, end of year..................................     954,915

------------------------

(a) Options were exercised at prices ranging from $0.10 to $15.77 during fiscal 1997; from $0.10 to $12.90 during the transition period; from $0.80 to $19.76 in fiscal 1996; and $0.80 to $19.25 in fiscal 1995.

(b) For outstanding options at June 29, 1997, option prices ranged from $0.10 to $24.00. The expiration date for these options ranged from September 1997 to May 2007.

(c) Includes the issuance of 1,077,345 equivalent options associated with the US Foodservice merger under the 1993 US Foodservice, 1992 US Foodservice and the 1988 White Swan Plans.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE EIGHT--STOCK OPTION AND COMPENSATION PLANS (CONTINUED)

    During fiscal 1997, the Company adopted SFAS 123, the new stock-based compensation accounting standard. As provided for in the statement, the Company elected to continue the intrinsic-value method of expense recognition. If compensation expense for these plans had been determined using the fair value method prescribed by SFAS 123, the pro forma net income and earnings (loss) per share in fiscal 1997, the transition period and fiscal 1996 would have been approximately $15,600,000 and $0.54; $(60,400,000) and $(2.52); and
$(16,800,000) and $(1.12), respectively.

    The pro forma effect on results may not be representative of the impact in future years because the fair-value method was not applied to options granted before fiscal 1996.

NOTE NINE--PENSION AND PROFIT SHARING PLANS

    The Company maintains non-contributory pension plans for its salaried, commissioned and certain of its hourly employees. Under the plans, the Company is required to make annual contributions that are determined by the plans' consulting actuary, using participant data that is supplied by the Company. It is the Company's policy to fund pension costs currently. Pension benefits are based on length of service and either a percentage of final average annual compensation or a dollar amount for each year of service.

    The Company also assumed a frozen defined benefit plan related to White Swan in the US Foodservice merger.

    Net pension expense for fiscal 1997, the transition period, fiscal 1996 and fiscal 1995 are included in the following components:

                                                                                   TRANSITION
                                                                          1997       PERIOD       1996       1995
                                                                       ----------  -----------  ---------  ---------
                                                                                      (IN THOUSANDS)
Service cost-benefits earned during the period.......................  $    4,824   $     732   $   3,489  $   3,339
Interest cost on projected benefit obligation........................       5,692         784       4,133      4,037

Actual return on plan assets.........................................     (13,812)        (97)     (5,055)    (4,886)

  Net amortization and deferral......................................       7,520        (746)       (149)       (71)
                                                                       ----------       -----   ---------  ---------
  Net pension expense................................................  $    4,224   $     673   $   2,418  $   2,419
                                                                       ----------       -----   ---------  ---------
                                                                       ----------       -----   ---------  ---------

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE NINE--PENSION AND PROFIT SHARING PLANS (CONTINUED)
    The following table reconciles the pension plans' funded status to accrued expense as of June 28, 1997 and April 27, 1996.

                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Market value of plan assets in equities and bonds......................  $   83,803  $  61,886
                                                                         ----------  ---------
Actuarial present value of accumulated benefits:
  Vested...............................................................      64,851     49,307
  Non-vested...........................................................       4,071      3,235
Additional benefits based on estimated future salary levels............       7,151      9,809
                                                                         ----------  ---------
Projected benefit obligation...........................................      76,073     62,351
                                                                         ----------  ---------
Plan assets more (less) than projected benefit obligation..............       7,730       (465)
Unrecognized net obligation to be amortized over 10 years..............       2,673      3,497
Unrecognized net (gain)................................................     (23,101)    (9,659)
                                                                         ----------  ---------
Accrued pension liability..............................................  $  (12,698) $  (6,627)
                                                                         ----------  ---------
                                                                         ----------  ---------

    The weighted average discount rate was 8.10% and 7.75%, the expected long-term rate of return on plan assets was 9.6% and 9.5% and the rate of increase in future compensation levels was 3% and 4% as of June 28, 1997 and April 27, 1996, respectively.

    The Company has supplemental retirement plans for certain executives and certain other employees, which provide enhanced retirement and disability benefits for these participants. The expense and liabilities associated with these plans are reflected in the net pension expense and accrued pension liability reconciliation shown in the above tables.

    For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of hours worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from these plans which would result in any material liability. The amount of accumulated benefits and net assets of such plans is not currently available to the Company. Total contributions charged to expense under these plans were $5,981,000, $6,130,000 and $5,786,000 for the fiscal years 1997, 1996 and 1995, respectively. Related contributions for the transition period were $1,064,000.

    The Company provides postretirement health care benefits to certain former salaried employees of Biggers Brothers, Inc., a wholly owned subsidiary of US Foodservice, who retired prior to November 1, 1990. Such benefits are not provided to subsequent retirees or any current employees of the Company. In accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), the present value of future benefits to be paid to eligible retirees amounted to $762,000 at June 28, 1997 and is included in other noncurrent liabilities in the accompanying consolidated balance sheets. As the obligation for these benefits is unfunded, the interest component of this expense will be recognized in future periods. The postretirement benefit expense was not significant in fiscal 1997.

    The Company sponsors two defined contribution plans (including one plan assumed in connection with the US Foodservice merger) under Section 401(k) of the Internal Revenue Code for employees

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE NINE--PENSION AND PROFIT SHARING PLANS (CONTINUED) meeting certain age and service requirements. The Company matches contributions of participating employees in these plans on the basis of established percentages as specified in each of the respective plans. Employer contributions were $2.1 million in fiscal 1997 and $0.2 million in the transition period. Contributions in fiscal 1996 and 1995 were not significant.

NOTE TEN--RECEIVABLES SECURITIZATION FACILITY

    The Company is party to a $200 million accounts receivable revolving securitization facility. Through November 1996, this facility consisted of a stand-alone $110 million Rykoff-Sexton revolving receivables securitization facility (entered into in conjunction with the US Foodservice merger; see Note
Two) and a $90 million US Foodservice revolving receivables securitization facility (in existence at the time of the merger). In November 1996, the two facilities were replaced by the new $200 million revolving facility. The securitization involves a two step transfer: the sale of the receivables to a bankruptcy remote wholly owned subsidiary and the subsequent sale of the receivables to a master trust. The master trust sells certificates of beneficial ownership to third parties.

    All customer accounts receivable of the participating operating divisions are sold to the trust and the Company acquires a participation interest in the trust equal to the amount in excess of the $200 million third party interest ($101.3 million at June 28, 1997). This amount is included in accounts receivable in the accompanying consolidated balance sheets.

    The Company is required to maintain a minimum participation interest as calculated ($37.7 million at June 28, 1997) to serve as collateral for this facility.

    Other expenses of $13.1 million and $9.9 million in fiscal 1997 and the transition period, respectively, related to charges incurred in connection with this securitization program.

    The transfer of receivables to the master trust qualified as a sale transaction in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" ("SFAS 77") through December 31, 1996.

    Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") for receivables sold into the facility after December 31, 1996 and sale accounting treatment continues to be appropriate under this new pronouncement.

NOTE ELEVEN--COMMITMENTS AND CONTINGENCIES

    The Company has change in control agreements with various officers which provide, among other things, that if, within two years after a change in control (as defined), the Company terminates the employment of the officer, other than for death, disability, or cause, or with respect to the Chief Executive Officer, for any or no reason (other than death) or if the officer elects to terminate his employment for good reason (as defined), or with respect to the Chief Executive Officer, for any or no reason, the officer will receive 2.99 times the sum of the officer's base salary plus the amount that would otherwise be earned under any executive compensation plan (see Note Eight).

    The Company has severance agreements with various officers which provide, among other things, that if, within the three-year term of the agreements (with automatic one-year renewal unless either party gives advance notice to the contrary), the Company involuntarily terminates the officer, other than for death,

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE ELEVEN--COMMITMENTS AND CONTINGENCIES (CONTINUED) disability or cause (as defined), or if the officer elects to terminate his employment after a reduction in base pay (other than a general reduction) or notice of the non-renewal of the agreement, the officer will receive certain termination benefits. Such termination benefits include salary and welfare benefit continuation for two years, bonus (based on actual performance results during the applicable performance period and calculated as though the officer has remained employed throughout such applicable performance period, but prorated to reflect the period of the officer's actual service), full vesting in any stock options and in each individual's Supplemental Executive Retirement Plan and crediting of benefits under the Company's Deferred Compensation Plan at a preferred rate. Any termination payments made to an officer under a severance agreement will generally be offset by any payments made under such officer's employment agreement or change in control agreement.

    During the fourth quarter of fiscal 1997, the employment of two senior executives was terminated and the present value of severance compensation and related benefits, aggregating $4 million, was expensed.

    The Company or its subsidiaries are defendants in a number of cases currently in litigation or have potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolution of these matters, individually or in the aggregate, will not have a material effect on the Company's consolidated financial position or results of operations.

    The Company utilizes standby letters of credit to satisfy worker's compensation self-insurance security deposit requirements. These letters of credit are irrevocable and have one-year renewable terms. Outstanding standby letters of credit as of June 28, 1997 and April 27, 1996 were $27.3 million and $17.1 million, respectively. Additionally, the Company had outstanding irrevocable commercial letters of credit of $1.2 million and $4.0 million as of June 28, 1997 and April 27, 1996, respectively. These letters of credit, which are payable at sight, collateralize the Company's obligations to third parties for the purchase of inventory. The contract amounts of these letters of credit approximate their fair value.

    As of June 28, 1997, certain of the Company's subsidiaries have a purchase agreement with a food vendor requiring a minimum level of purchases over a six year period through 2001. The Company is required under these agreements to pay a penalty of up to $3.8 million if the minimum purchase requirements are not satisfied.

NOTE TWELVE--PREFERRED STOCK PURCHASE RIGHTS

    Each outstanding share of common stock is accompanied by 0.64 preferred share purchase rights to purchase Series A Junior Participating Preferred Stock. As of June 28, 1997, there were 17,929,155 rights outstanding. Each right entitles the holder to purchase a unit consisting of one two-hundredth of a share of Series A Junior Participating Preferred Stock, $.10 par value, at $100 per unit, subject to adjustment. The rights are not exercisable or transferable apart from the common stock until 10 days after a person or group, with certain exceptions, has acquired 15 percent or more, or makes a tender offer for 30 percent or more, of the Company's common stock. Each right will entitle the holder, under certain circumstances (a merger, acquisition of 15 percent or more of common stock of the Company by an acquiring entity, self-dealing transactions by an acquiring entity, or sale of 50 percent or more of the Company's assets or earning power), to acquire at half the value, either common stock of the Company, a combination of certain assets, or securities of the Company, or common stock of the acquiring entity. Any such event would also result in any rights owned beneficially by the acquiring entity or its affiliates to become null and void. The rights expire May 15, 2006 and are redeemable prior to the time an acquiring entity acquires

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES

NOTE TWELVE--PREFERRED STOCK PURCHASE RIGHTS (CONTINUED)
15 percent or more of the Company's common stock at one cent per right. At June 28, 1997, 125,000 shares of Series A Junior Participating Preferred Stock were authorized but unissued and were reserved for issuance upon exercise of the rights.

NOTE THIRTEEN--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The unaudited results of operations by quarter for fiscal 1997 and fiscal 1996 are summarized below:

                                                                    FIRST       SECOND      THIRD       FOURTH
                                                                  ----------  ----------  ----------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Net Sales.......................................................  $  904,827  $  882,381  $  831,272  $  859,013
Cost of sales...................................................     727,440     701,800     658,981     681,888
Net income......................................................       2,046       3,917       4,009       6,066*
                                                                  ----------  ----------  ----------  -----------
Earnings per share..............................................  $     0.07  $     0.14  $     0.14  $     0.21*
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------

------------------------

*   Includes adjustment to income tax valuation allowance (see Note Seven).

                                                                  FIRST       SECOND      THIRD        FOURTH
                                                                ----------  ----------  ----------  -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net Sales.....................................................  $  421,771  $  440,545  $  452,379  $  474,783
Cost of sales.................................................     324,540     339,745     351,406     371,608
Net income (loss).............................................       2,645       2,877         544     (22,846)**
                                                                ----------  ----------  ----------  -------------
Earnings (loss) per share.....................................  $     0.18  $     0.19  $     0.04  $    (1.53)**
                                                                ----------  ----------  ----------  -------------
                                                                ----------  ----------  ----------  -------------

------------------------

**  Includes asset impairment loss (see Note Three).

NOTE FOURTEEN--SUBSEQUENT EVENT

    On June 30, 1997, JP Foodservice, Inc. ("JP") of Columbia, Maryland, and the Company announced the signing of a definitive merger agreement under which the Company will be merged with a wholly-owned subsidiary of JP. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, JP and the Company will merge into a wholly owned subsidiary of JP in an exchange of stock in which the Company's shareholders will receive 0.84 of a share of JP common stock for each share of the Company's common stock held. The transaction is expected to be accounted for using the pooling-of-interests method and is intended to qualify as a tax-free reorganization. Completion of the transaction is subject to shareholder and regulatory approval, and other customary closing conditions, and is expected to occur before the end of calendar 1997.

                      RYKOFF-SEXTON, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
 FOR THE FISCAL YEARS ENDED JUNE 28, 1997, APRIL 27, 1996, AND APRIL 29, 1995,
            AND THE NINE-WEEK TRANSITION PERIOD ENDED JUNE 29, 1996

                                                                         1996
                                                                      TRANSITION
                                                     FISCAL 1997        PERIOD        FISCAL 1996    FISCAL 1995
                                                    -------------  ----------------  -------------  -------------
Reserve for doubtful accounts:
Balance, beginning of period......................  $  14,398,000   $    5,401,000   $   3,996,000  $   3,701,000
Add (deduct)--
  Additions charged to income.....................      5,601,000        7,462,000       3,552,000      1,310,000
  Reserve balance of acquired company.............       --              6,928,000         108,000        479,000
  Accounts written off............................     (6,482,000)      (5,393,000)     (2,255,000)    (1,494,000)
                                                    -------------  ----------------  -------------  -------------
Balance, end of period............................  $  13,517,000   $   14,398,000   $   5,401,000  $   3,996,000
                                                    -------------  ----------------  -------------  -------------
                                                    -------------  ----------------  -------------  -------------