Form 10-Q
period 1997-09-30
RYKOFF SEXTON INC
filed 1997-11-12
CIK 85973

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended September 27, 1997

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

                                       Yes  ( X )      No  (   )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class of Common Stock              October 31, 1997
          ---------------------              -----------------
             $.10 par value                  28,662,963 shares

                             RYKOFF-SEXTON, INC.

                                   INDEX

                                                                Page
                                                                 No.

Part I.  Financial Information

     Item l. Financial Statements

        Condensed Consolidated Balance Sheets
        September 27, 1997 and June 28, 1997                      1

        Condensed Consolidated Statements of Operations
         Thirteen Weeks ended September 27, 1997 and
         September 28, 1996                                       2

        Condensed Consolidated Statements of Cash Flows
         Thirteen Weeks ended September 27, 1997 and
         September 28, 1996                                       3

        Notes to Condensed Consolidated Financial
         Statements                                               4, 5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations        6-9

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                    10

Signatures                                                        11

                            RYKOFF-SEXTON, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)


                                  ASSETS

                                                               September 27,      June 28,
                                                                   1997             1997
                                                                (Unaudited)
                                                                ------------     ------------
Current assets:
     Cash and cash equivalents                                  $    47,133      $    63,293
     Accounts receivable, net                                       161,371          122,963
     Inventories                                                    228,668          210,547
     Prepaid expenses                                                23,171           19,755
     Deferred income taxes                                           18,998           24,797
                                                                ------------     ------------
          Total current assets                                      479,341          441,355
                                                                ------------     ------------
Property, plant and equipment, net                                  314,699          296,012
Goodwill, net                                                       434,563          437,361
Deferred income taxes, net                                           27,805           21,337
Other assets, net                                                    20,998           22,957
                                                                ------------     ------------
          Total assets                                          $ 1,277,406      $ 1,219,022
                                                                ------------     ------------
                                                                ------------     ------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $  271,728       $  231,791
     Accrued compensation                                            19,333           20,815
     Accrued liabilities                                             77,165           85,556
     Current portion of long-term debt and capitalized leases        21,672           18,771
                                                                ------------     ------------
          Total current liabilities                                 389,898          356,933
                                                                ------------     ------------
Long-term debt and capitalized leases, less current portion         498,662          486,731
                                                                ------------     ------------
Other long-term liabilities                                          20,655           21,185
                                                                ------------     ------------
Shareholders' equity:
     Preferred Stock                                                     --               --
     Common stock, at stated value                                    2,891            2,829
     Additional paid-in capital                                     311,782          300,757
     Retained earnings                                               56,533           53,685
                                                                ------------     ------------
                                                                    371,206          357,271
                                                                ------------     ------------

     Less: treasury stock, at cost                                    3,015            3,098
                                                                ------------     ------------
     Total shareholders' equity                                     368,191          354,173
                                                                ------------     ------------
     Total liabilities and shareholders' equity                 $ 1,277,406      $ 1,219,022
                                                                ------------     ------------
                                                                ------------     ------------

    See accompanying notes to condensed consolidated financial statements.

                            RYKOFF-SEXTON, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Amounts in Thousands Except Per Share Amounts)
                                (Unaudited)


                                                           Thirteen Weeks Ended
                                                       ------------------------------
                                                       September 27,    September 28,
                                                           1997             1996
                                                       -------------    -------------
   Net sales                                           $     870,938    $     904,827

   Cost of sales                                             696,839          727,440
                                                       -------------    -------------
   Gross profit                                              174,099          177,387

   Warehouse, selling, delivery and general and
   administrative expenses                                   150,272          155,928

   Executive severance compensation                            1,100               --

   Amortization of goodwill and other intangibles              2,906            2,933
                                                       -------------    -------------
   Income from operations                                     19,821           18,526

   Interest expense, net                                      11,515           11,272

   Other expenses                                              3,013            3,137
                                                       -------------    -------------
   Income before provision for income taxes                    5,293            4,117

   Provision for income taxes                                  2,445            2,071
                                                       -------------    -------------
   Net income                                          $       2,848    $       2,046
                                                       -------------    -------------
                                                       -------------    -------------
   Weighted average number of shares of
   common stock and equivalents outstanding                   29,217           28,051
                                                       -------------    -------------
                                                       -------------    -------------
   Net income per share                                $        0.10    $        0.07
                                                       -------------    -------------
                                                       -------------    -------------
   Cash dividends per share                            $          --    $        0.03
                                                       -------------    -------------
                                                       -------------    -------------

    See accompanying notes to condensed consolidated financial statements.

                            RYKOFF-SEXTON, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in Thousands)
                                (Unaudited)


                                                                        Thirteen Weeks Ended
                                                               ----------------------------------------
                                                               September 27, 1997    September 28, 1996
                                                               ------------------    ------------------
Cash flows from operating activities--
     Net income                                                $           2,848     $           2,046
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities --
     Depreciation and amortization                                        11,023                10,939
     (Gain) loss on sale of property, plant and equipment                    102                (1,196)
     Deferred income taxes                                                 2,142                 2,154
     Changes in assets and liabilities:
          (Increase) in receivables                                      (38,408)              (32,937)
          (Increase) in inventories                                      (18,121)              (11,974)
          (Increase) decrease in prepaid expenses and
           other assets                                                   (2,835)                3,184
          Increase in accounts payable
           and accrued and other liabilities                              29,507                44,054
                                                               ------------------    ------------------
Net cash provided by (used in) operating activities                      (13,742)               16,230
                                                               ------------------    ------------------
Cash flows from investing activities --
     Capital expenditures                                                (24,906)               (7,092)
     Proceeds from disposal of property, plant and
      equipment                                                              745                 3,682
                                                               ------------------    ------------------
Net cash used in investing activities                                    (24,161)               (3,410)
                                                               ------------------    ------------------
Cash flows from financing activities--
     Principal payments of long-term debt and capitalized
      lease obligations                                                   (1,854)                 (386)
     Increase under revolving credit line                                 15,000                15,000
     Issuance of common stock (stock options)                              8,597                   619
     Dividends paid                                                           --                  (832)
                                                               ------------------    ------------------
Net cash provided by financing activities                                 21,743                14,401
                                                               ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                     (16,160)               27,221
Cash and cash equivalents at beginning of period                          63,293                22,045
                                                               ------------------    ------------------
Cash and cash equivalents at end of period                     $          47,133     $          49,266
                                                               ------------------    ------------------
                                                               ------------------    ------------------
Supplemental disclosures of cash flow information --
     Cash paid (refunds) during the period for:
     Interest, net                                             $            8,511    $           8,148
     Income taxes, net                                                        265               (2,481)
                                                               ------------------    ------------------
                                                               ------------------    ------------------

    See accompanying notes to condensed consolidated financial statements.

                            RYKOFF-SEXTON, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments except as otherwise noted) necessary to present fairly the information purported to be shown and is not necessarily indicative of the results of the operations for the entire fiscal year ending June 27, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

   The Condensed Consolidated Balance Sheets present the assets, liabilities and shareholders' equity of the Company as of September 27, 1997 and as of June 28, 1997 (audited). The Condensed Consolidated Statements of
   Operations include the results for the thirteen weeks ended September 27, 1997, compared to the thirteen weeks ended September 28, 1996. The Condensed Statements of Cash Flows present the cash flows for the thirteen weeks ended September 27, 1997, compared to the thirteen weeks ended September 28, 1996.

2. On June 30, 1997, JP Foodservice Inc. ("JP") of Columbia, Maryland, and the Company announced the signing of a definitive merger agreement as amended on September 3, 1997 and November 5, 1997 (the "Agreement") under which the Company will be merged with a wholly-owned subsidiary of JP. Under the terms of the Agreement, which was unanimously approved by the boards of directors of both companies, the Company will merge into a wholly owned subsidiary of JP in an exchange of stock in which the Company's shareholders will receive 0.775 (revised from 0.84) of a share of JP common stock for each share of the Company's common stock held. The transaction is expected to be accounted for using the pooling-of-interests method and is intended to qualify as a tax-free reorganization. Completion of the transaction is subject to shareholder and regulatory approval and is expected to occur before the end of calendar 1997.

3. Net income per share of common stock has been computed based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

   In February, 1997 Statement of Financial Accounting Standards (SFAS)
   No. 128, "Earnings per Share" was issued. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim reporting periods. Earlier application is not permitted. The change in calculating earnings per share under this Statement is that basic earnings per share, which replaces primary earnings per share, will no longer assume potentially dilutive securities. There would not have been a material change in reported primary earnings per share if this statement was effective for the current fiscal period.

4. Inventories are summarized as follows (amounts in thousands):

                                                September 27,       June 28,
                                                     1997             1997
                                                -------------     -------------
              Finished Goods                    $     222,487     $     204,576
              Raw Materials                             6,181             5,971
                                                -------------     -------------
                                                $     228,668     $     210,547
                                                -------------     -------------
                                                -------------     -------------

   All inventories are stated at the lower of cost or market, with approximately 8% at September 27, 1997 determined by the last-in, first-out ("LIFO") cost method and the remainder by the first-in, first-out ("FIFO") cost method.

5. In connection with the May 17, 1996 US Foodservice merger, the Company recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996, of which approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the current fiscal quarter, the Company charged $1.7 million against the restructuring liability, leaving a remaining balance of $23.7 million for future costs to be incurred. The $1.7 million utilization primarily consisted of $624 thousand in severance payments, $631 thousand in lease related costs and the remaining balance for closure costs, asset writedowns and other obligations arising from the Company's restructuring program. Most of the remaining cash outlays are estimated to be paid in subsequent years (primarily related to non-cancelable operating lease commitments).

6. The following represents summarized combined financial information of the guarantor subsidiaries of the Company's $130 million principal amount of 8 7/8% Senior Subordinated Notes.


                                                              Thirteen Weeks
                             As Of                                Ended
                       September 27, 1997                   September 27, 1997
                       ------------------                   ------------------
                         (in thousands)                       (in thousands)

Current assets               $  273,038      Net sales           $  697,908
                       ------------------                   ------------------
Noncurrent assets               649,683      Cost of sales          568,639
                       ------------------                   ------------------
Current liabilities             278,929      Net income                 323
                       ------------------                  -------------------
Noncurrent liabilities          599,939
                       ------------------

                            RYKOFF-SEXTON, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

This report discusses the consolidated results of Rykoff-Sexton, Inc. (the "Company") for the thirteen weeks ended September 27, 1997, the first fiscal quarter in the Company's fiscal year ending June 27, 1998. The discussion will compare this fiscal year's first quarter results to the comparable prior fiscal year's first quarter results.

RESULTS OF OPERATIONS


In 000's:

                                                    Thirteen Weeks Ended               Thirteen Weeks Ended
                                                     September 27, 1997    % of Sales   September 28, 1996    % of Sales
                                                    --------------------   ----------  --------------------   ----------
Net sales                                              $    870,938            100.0%       $  904,827            100.0%

Cost of sales                                               696,839             80.0%          727,440             80.4%
                                                    --------------------               --------------------
Gross profit                                                174,099             20.0%          177,387             19.6%

Warehouse, selling, delivery and
general and administrative expenses                         150,272             17.3%          155,928             17.2%

Executive severance compensation                              1,100              0.1%              ---              0.0%

Amortization of goodwill and other
intangibles                                                   2,906              0.3%            2,933              0.3%
                                                    --------------------               --------------------
Income from operations                                       19,821              2.3%           18,526              2.1%

Interest expense, net                                        11,515              1.3%           11,272              1.3%

Other expenses                                                3,013              0.4%            3,137              0.4%
                                                    --------------------               --------------------
Income before provision for income
taxes                                                         5,293              0.6%            4,117              0.4%

Provision for income taxes                                    2,445              0.3%            2,071              0.2%
                                                    --------------------               --------------------
Net income                                             $      2,848              0.3%       $    2,046              0.2%
                                                    --------------------               --------------------
                                                    --------------------               --------------------


NET SALES. Net sales for the thirteen weeks ended September 27, 1997 were $870.9 million. This represents a decrease of $33.9 million or approximately a 4.0% decline from the thirteen weeks ended September 28, 1996. This decrease is primarily the result of the consolidation and rationalization of distribution centers and customer relationships, respectively, that took place following the merger with US Foodservice Inc. ("US Foodservice"), which occurred on May 17, 1996. On a comparable branch basis (which excludes closed, consolidated or significantly changed branches but includes approximately 78% of the Company's quarterly sales) sales increased approximately four percent. In fiscal 1998 the Company's efforts are being refocused on sales growth so that by year end total fiscal 1998 sales are anticipated to exceed total sales for the prior year.

GROSS PROFIT. Gross profit for the thirteen weeks ended September 27, 1997 was $174.1 million. Gross margin (gross profit as a percentage of net sales) for the thirteen weeks ended September 27, 1997 was 20.0% compared to 19.6% for the thirteen weeks ended September 28, 1996. The increase in gross margin over the prior year comparable period is attributable to the Company's purchasing synergies that are continuing to develop as a result of improved vendor programs that were evaluated and re-negotiated following the US Foodservice merger and as a result of changes in the mix of products sold and in the mix of customers.

WAREHOUSE, SELLING, DELIVERY AND GENERAL AND ADMINISTRATIVE EXPENSES (OPERATING EXPENSES). Operating expenses for the thirteen weeks ended September 27, 1997 were $150.3 million. As a percentage of net sales, operating expenses for the thirteen weeks ended September 27, 1997 were 17.3% compared to 17.2% for the thirteen weeks ended September 28, 1996. The slightly higher percentage results from the positive impacts of consolidation and rationalization of distribution centers and customer relationships and the negative impact of lower sales volume to cover the fixed portion of operating expenses.

EXECUTIVE SEVERANCE COMPENSATION. During the thirteen weeks ended September 27, 1997, the employment of a senior executive was terminated and the present value of severance compensation and related benefits aggregating $1.1 million was charged to expenses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles, resulting primarily from the merger with US Foodservice, represents approximately $0.09 per share for both thirteen week periods.

INTEREST EXPENSE, NET. Interest expense, net, was $11.5 million for the thirteen weeks ended September 27, 1997 compared to $11.3 million for the thirteen weeks ended September 28, 1996. The interest expense, net, is reflective of the Company's total debt following the US Foodservice merger. At September 27, 1997 and September 28, 1996 total indebtedness including current portion was $520.3 million and $515.9 million, respectively.

OTHER EXPENSES. Other expenses were $3.0 million for the thirteen weeks ended September 27, 1997 and $3.1 million for the thirteen weeks ended September 28, 1996. Other expenses consist of the charges incurred under the Company's accounts receivable securitization facility.

PROVISION FOR INCOME TAXES. Provision for income taxes was $2.4 million for the thirteen weeks ended September 27, 1997. The effective tax rate for the thirteen week period is 46.2%, which approximates the expected effective tax rate for the 1998 fiscal year. This effective rate is higher than the Federal statutory income tax rate primarily because of non-deductible goodwill amortization, which for the thirteen weeks ended September 27, 1997 was $2.6 million. The effective tax rate in the first quarter of fiscal 1998 is lower than the rate in the first quarter of fiscal 1997 primarily due to a reduction ($250 thousand) in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended September 27, 1997, cash and cash equivalents decreased by $16.2 million. Cash was used primarily for seasonal working capital requirements and capital expenditures for new distribution centers. The working capital increase during this period is attributable to increased school related business.

Net cash used in operations was $13.7 million during this period. Accounts receivable and inventories increased $38.4 million and $18.1 million, respectively. Accounts payable and accrued and other liabilities increased $29.5 million during the same period. Reducing the increase in accounts payable and accrued and other liabilities was a $7.1 million tax payment. This represented the repayment of a carryback refund which will be available on a carryforward basis to offset future taxable earnings.

The Company also utilized $24.9 million of cash for capital expenditures associated with the ongoing construction costs for state-of-the-art distribution facilities in Ft. Mill, South Carolina to replace the facility in Charlotte, North Carolina and Las Vegas, Nevada for replacement of the
existing facility in this same location.   These expenditures also included
$3.2 million of systems development and roll-out costs during the first quarter. The utilization of cash flow in operating and investment activities was partially funded through an increase in the Company's revolving credit facility of $15 million and $8.6 million of proceeds from the exercise of stock options.

The current period decrease in cash and cash equivalents represents a $43.3 million dollar change from the increase in cash and cash equivalents of $27.2 million for the same period in the prior year. The reasons for this change include greater increases in receivables and inventory in the thirteen week period ended September 27, 1997 versus the prior year accompanied by a lesser increase in accounts payable and accrued and other liabilities this current period versus the same period last year. The cumulative effect of these three elements represents $30.0 million of the change. In addition, capital expenditures were $17.8 million higher in this current thirteen week period versus the same period last year. As noted above, the capital expenditure increase is attributable to investments in two new distribution centers.
This increased utilization was partially offset by the $8.6 million in proceeds from the exercise of stock options which were minimal in the prior year. The fiscal 1998 tax benefit of $2.6 million from the exercise of stock options has been credited directly to additonal paid-in capital.

As of September 27, 1997, the Company's total indebtedness including current portion was $520.3 million. Under the bank credit facility at September 27, 1997 the Company had $328.5 million in term loans outstanding. Availability under the Company's revolving credit facility, net of outstanding letters of credit, was $107.7 million.

The most recent dividend the Company paid was on March 3, 1997 and amounted to $.03 per share of common stock. Under certain provisions of the Company's current financing arrangements, the Company's ability to pay dividends could be limited to a cumulative total of $5 million. The Board of Directors has decided not to declare a dividend in the first quarter of fiscal 1998 in light of the pending merger with JP.

Management believes that the Company will generate cash flows from operations during fiscal 1998 and have sufficient capital resources to meet its operating needs, as well as debt obligations and other cash outlays for the foreseeable future. For the remainder of fiscal 1998, the Company on a stand alone basis has plans for the expenditure of approximately $22.2 million of capital in the construction of new distribution facilities and approximately $25.1 million related to the implementation of a proprietary software system and related hardware and the construction of regional processing centers. In addition, ongoing maintenance capital expenditures are expected to be approximately $21.3 million for the remainder of fiscal 1998. The Company may elect, under certain provisions of the Company's current financing arrangements, to finance all of the expenditures made on new distribution facilities through industrial bonds or other mortgage financing. The Company also holds for sale a number of commercial real estate properties with an approximate net book value of $40 million as a result of the construction of new distribution facilities and the consolidation and integration of facilities that resulted from the merger with US Foodservice. Although the Company cannot predict when, or how much these idle properties will be sold for, it believes their net book value approximates fair market value.

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

                      PART II.     OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27    Financial Data Schedule

          (b)   Reports on Form 8-K

                During the period ended September 27, 1997, the Company filed the following reports on Form 8-K:

                (1) The Company filed a report on From 8-K dated June 30, 1997 reporting the following items:

                      Item 5.        Other Events.

                      Items 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                (2) The Company filed a report on Form 8-K dated September 3, 1997 report the following items:

                      Item 5.        Other Events.

                      Items 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RYKOFF-SEXTON, INC.



Date:  November 07, 1997                   /s/ Mark Van Stekelenburg
                                         -------------------------------------
                                           Mark Van Stekelenburg
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 07, 1997                    /s/ Richard J. Martin
                                         -------------------------------------
                                            Richard J. Martin
                                            Executive Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)



Date:  November 07, 1997                     /s/ Christopher I. Mellon
                                         -------------------------------------
                                             Christopher I. Mellon
                                             Vice President and Controller
                                             (Principal Accounting Officer)