Form 10-K/A
period 1997-06-28
RYKOFF SEXTON INC
filed 1997-12-15
CIK 85973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                               AMENDMENT NO. 1 TO
                                   FORM 10-K
                                ---------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE FIFTEEN -- SUPPLEMENTAL FINANCIAL INFORMATION

The following represents summarized combined financial information of the guarantor subsidiaries of the 8-7/8% Notes (see Note Five).


                                                                    AS OF
                         FISCAL 1997                            JUNE 28, 1997
                         -----------                            -------------
                        (in thousands)                          (in thousands)
Net sales                 $2,669,878    Current assets             $208,276
Cost of sales              2,163,408    Noncurrent assets           610,936
Net income                     3,218    Current liabilities         274,625
                                        Noncurrent liabilities      495,467

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 12, 1997        RYKOFF-SEXTON, INC.

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

                                         EXHIBIT INDEX

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